Form 10-Q
period 1996-03-31
CARDINAL BANCSHARES INC
filed 1996-05-14
CIK 888184

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------

                                  Form 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
      Exchange Act of 1934

For the quarter ended March 31, 1996

                                     or

(   ) Transition Report Pursuant to Section 13 or 15(d) of The Securities
      Exchange Act of 1934

For the transition period from . . . . . to . . . . .

Commission File Number 34-0-20494


                          CARDINAL BANCSHARES, INC.
                          -------------------------
           (Exact name of registrant as specified in its charter)

                 Kentucky                              61-1128205
                 --------                              ----------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization                 Identification No.)

        400 East Vine St., Suite 300  Lexington, Kentucky           40507
        -------------------------------------------------         ---------
        (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (606) 255-8300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:


                         Common Stock, No Par Value
                         --------------------------
                              (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                         ---        ---

The number of shares outstanding of the issuer's class of common stock, as of April 30, 1996: 1,576,126 shares.

                 CARDINAL BANCSHARES, INC. AND SUBSIDIARIES

                                    INDEX



                                                           Page
                                                           ----
Part I        Financial Information

     Item 1.  Consolidated Balance Sheet                     1

              Consolidated Statements of Operation           2

              Consolidated Statements of Cash Flows          4

              Notes to Consolidated Financial Statements     5

     Item 2.  Management's Discussion and Analysis of        9
              Financial Condition and Results of Operation


Part II
     Item 6.  Exhibits and Reports on Form 8-K              15

Signatures                                                  17

                 Cardinal Bancshares, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                      (In thousands, except share data)

                                                                                 March 31,               December 31,
                                                                                    1996                     1995
                                                                                    ----                     ----
                                                                                 (Unaudited)
                                   Assets
Cash and due from banks                                                            $ 20,768                  22,172
Interest bearing deposits in banks                                                   12,635                   8,001
Federal funds sold                                                                   11,225                  10,075
Securities available for sale (amortized cost of
  $138,074 in 1996 and $137,126 in 1995)                                            139,525                 139,372
Loans                                                                               482,158                 481,136
  Less: Allowance for loan losses                                                     6,186                   5,789
           Unearned income                                                           11,836                  13,035
                                                                                   --------                --------
                                  Net loans                                         464,136                 462,312
Premises and equipment                                                               12,991                  12,300
Goodwill and other intangible assets, less accumulated
  amortization of $2,916 in 1996 and $2,789 in 1995                                   5,739                   5,866
Accrued interest receivable and other assets                                          8,392                   8,391
                                                                                   --------                --------
                                Total assets                                       $675,411                $668,489
                                                                                   ========                ========
                    Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                             $ 45,188                  50,155
  Interest bearing                                                                  534,712                 520,579
                                                                                   --------                --------
                               Total deposits                                       579,900                 570,734

Securities sold under agreements to repurchase                                        6,395                   6,930
Notes payable                                                                        25,143                  25,643
Advances from the Federal Home Loan Bank                                             18,219                  18,167
Accrued interest payable and other liabilities                                        5,341                   5,865
                                                                                   --------                --------
                              Total liabilities                                     634,998                 627,339

Stockholders' equity:
  Common stock, without par value.  Authorized
    5,000,000 shares; issued and outstanding
    1,489,954 voting and 1,999 non-voting shares in 1996 and
    1,474,087 voting and 1,969 non-voting shares in 1995.                            29,108                  28,918
  Retained earnings                                                                  11,191                  11,593
  Net unrealized gain (loss) on securities available for sale
    net of tax                                                                          957                   1,482
  ESOP and MRP loan obligations                                                        (843)                   (843)
                                                                                   --------                --------
                       Total stockholders' equity                                    40,413                  41,150
                                                                                   --------                --------
            Total liabilities and stockholders' equity                             $675,411                $668,489
                                                                                   ========                ========

                   Cardinal Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                          1996                   1995
                                                          ----                   ----
Interest income:
  Loans, including fees                                  $11,869                 9,629
  Securities:
    Taxable                                                2,326                 2,328
    Tax-exempt                                                40                    29
  Federal funds sold                                         273                   158
  Deposits in banks                                          103                    58
                                                         -------               -------
Total interest income                                     14,611                12,202

Interest expense:
  Deposits                                                 6,381                 4,814
  Notes Payable                                              516                   454
  Advances from the Federal Home
    Loan Bank                                                315                   316
  Securities sold under agreements
    to repurchase                                             60                    28
                                                         -------               -------
Total interest expense                                     7,272                 5,612
                                                         -------               -------
Net interest income                                        7,339                 6,590

Provision for loan losses                                    838                   335
                                                         -------               -------
Net interest income after
  provision for loan losses                                6,501                 6,255

Noninterest income:
  Service charges on deposits                                310                   302
  Insurance commissions                                      179                   114
  Car club fees                                               62                    62
  Trust income                                                89                     8
  Gains on sales of loans                                     89                   202
  Securities gains (losses), net                              49                   (15)
  Loan servicing fees                                         47                    35
  Other                                                      168                   182
                                                         -------               -------
Total noninterest income                                     993                   890

Noninterest expense:
  Salary and employee benefits                             3,614                 3,158
  Net occupancy expense                                      506                   394

                   Cardinal Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                            1996                  1995
                                                            ----                  ----
  Furniture and equipment expenses                           686                   402
  Professional fees                                          186                   179
  Bank shares tax                                            136                   121
  FDIC insurance                                             127                   275
  Amortization of goodwill and other
    intangible assets                                        127                   130
  Data processing services                                   396                   378
  Operating supplies                                         205                   232
  Telephone expense                                          199                   154
  Postage and courier expense                                218                   152
  Advertising and business development                       330                   204
  Transportation, meals and lodging expense                  139                    84
  Other                                                      735                   466
                                                         -------               -------
Total noninterest expense                                  7,604                 6,329

Income before income taxes                                  (110)                  816
Income taxes                                                  (6)                  315
                                                         -------               -------
Net income                                               $  (104)                  501
                                                         =======               =======
Net income (loss) per share:
  Primary                                                $ (0.06)              $  0.34
                                                         =======               =======
  Fully diluted                                          $ (0.06)              $  0.33
                                                         =======               =======

                 Cardinal Bancshares, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (In thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                1996               1995
                                                                                ----               ----
Cash flows from operating activities:
  Net income (loss)                                                           $  (104)              501
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                     838               335
    Depreciation, amortization and accretion, net                                 832               (60)
    Deferred income tax expense                                                   199                99
    Gain on sales of securities and loans                                        (138)             (187)
    Increase in accrued interest receivable
      and other assets                                                           (200)             (445)
    Increase (decrease) in accrued interest payable
      and other liabilities                                                      (254)              326
                                                                              -------           -------
Net cash provided by operating activities                                       1,173               569

Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits
    in banks                                                                   (4,634)              975
  Net increase in federal funds sold                                           (1,150)           (7,320)
  Purchase of securities:
    Available for sale                                                        (15,481)          (58,494)
    Held to maturity                                                              -                 -
  Proceeds from sales of securities:
    Available for sale                                                          3,601            30,687
  Proceeds from maturities of securities:
    Available for sale                                                         10,929             7,429
    Held to maturity                                                              -                 792
  Net increase in loans                                                        (2,573)          (20,861)
  Purchases of premises and equipment                                          (1,344)             (380)
                                                                              -------           -------
Net cash used in investing activities                                         (10,652)          (47,172)

Cash flows from financing activities:
  Net increase in deposits                                                      9,166            43,467
  Net increase (decrease) in securities sold under
    agreements to repurchase                                                     (535)              135
  Net increase (decrease) in notes and advances payable                          (448)            1,563
  Repayment of obligations under capital lease                                    -                 (16)
  Dividends                                                                      (298)             (277)
  Issuance of common stock                                                        190                 7
                                                                              -------           -------
Net cash provided by financing activities                                       8,075            44,879
                                                                              -------           -------
Net increase in cash and cash
    equivalents                                                                (1,404)           (1,724)
Cash and cash equivalents at beginning of period                               22,172            17,847
                                                                              -------           -------
Cash and cash equivalents at end of period                                    $20,768            16,123
                                                                              =======           =======

                  Cardinal Bancshares, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

1.   Basis of Presentation

     The accounting and reporting policies of Cardinal Bancshares, Inc. ("Cardinal") and its wholly-owned subsidiaries, The Vine Street Trust Company, HNB Bank, NA, Security First Network Bank ("SFNB"), First & Peoples Bank, Alliance Bank, FSB, and Jefferson Banking Company, conform to generally accepted accounting principles and, in management's view, general practices within the banking industry.

     The consolidated financial statements include the accounts of Cardinal and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended March 31, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and statements of cash flow. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

2.   The Spin-Off and Related Transactions

     The Spin-Off is defined and described below. Immediately following the Spin-Off, the SFNB Board of Directors has approved a 4 for 1 stock split of all of the to-be-issued and outstanding shares of Common Stock, which will become effective upon the consummation of the Spin-Off. Accordingly, all of the Common Stock information, including information related to the Spin-Off, gives effect to such stock split. The Spin-Off remains subject to various conditions including regulatory approvals. There can be no assurances that such conditions will be satisfied and that required approvals will be received.

The Distribution

     Cardinal's board of directors has approved the distribution (the "Distribution") to Cardinal's stockholders on a pro rata basis of all of the 2,400,000 shares of Common Stock which will be outstanding immediately prior to the Distribution. Cash will be paid in lieu of fractional shares based on the $1.25 per share price to be paid by Area Bancshares Corporation, Huntington Bancshares, Incorporated and Wachovia Corporation. The terms and conditions of the Distribution are set forth in the Plan of Distribution, which has been adopted by Cardinal's board of directors. Presently, SFNB is a wholly-owned subsidiary of Cardinal. After the Distribution, Cardinal will no longer have any ownership interest in SFNB.

     In connection with the Distribution, SFNB has adopted the Plan of Recapitalization pursuant to which, among other things, SFNB will (i) pay a $3.0 million cash dividend to Cardinal, (ii) sell a combination of 2,400,00 shares of Common Stock and Preferred Stock for an aggregate of $3.0 million to Huntington, Wachovia and Area Bancshares, (iii) issue an additional 1,920,000 shares of Common Stock to acquire Five Paces, Inc. and (iv) grant options to officers, other employees and non-employee directors for up to 2,880,000 shares of Common Stock. Collectively, the transactions contemplated by the Plans of Distribution and Recapitalization are referred to as the Spin-Off. In addition, SFNB has agreed to sell to two other bank holding companies an additional 205,716 shares of Common Stock for $3.0 million.

Cash Dividend

     The distribution will take place immediately following the payment of a $3.0 million cash dividend from SFNB to Cardinal. The dividend, which SFNB will pay from cash on hand, approximates the amount by which SFNB's stockholder's equity exceeded Cardinal's basis in SFNB as of the time the Plan of Distribution was adopted.

Stock Sale

     Following the Distribution, SFNB will be recapitalized by selling (i) for $600,000, 254,056 shares of Common Stock and 225,944 shares of Preferred Stock to Area Bancshares, (ii) for $1.2 million, 254,056 shares of Common Stock and 705,944 shares of Preferred Stock to Huntington, and (iii) for $1.2 million, 254,056 shares of Common Stock and 705,944 shares of Preferred Stock to Wachovia. Huntington, Wachovia and Area Bancshares are the only purchasers of the Preferred Stock in the Spin-Off. No other Preferred Stock is currently contemplated to be issued by the Company.

Five Paces Acquisition

     Following the distribution, SFNB will acquire Five Paces, Inc. by merging an inactive wholly owned subsidiary of SFNB, Equitable Service Corporation, into Five Paces. In connection therewith, SFNB will issue an aggregate of 1,920,000 shares of Common Stock to Five Paces' stockholders. The principal stockholders of Five Paces are Messrs. Michael McChesney, David Arnovitz, Stephen Kramer and W. Reese Jacobs. As a result, giving effect to the Spin-Off and related transactions, and the Offering, they collectively will beneficially own approximately 21.27% of the outstanding Common Stock (without giving effect to the conversion of any Preferred Stock).

Strategic Investors

     As part of its strategy to develop strategic alliances and key relationships, SFNB has entered into a stock purchase agreement with Synovus Financial Corporation pursuant to which SFNB will sell to Synovus 137,144 shares of Common Stock in a private placement immediately following the Spin-Off for $2.0 million. In addition, SFNB has entered into a stock purchase agreement with National Commerce Bancorporation ("NCB") pursuant to which SFNB will sell to NCB 68,572 shares of Common Stock in a private placement immediately following the Spin-Off for $1.0 million. The purchase price of such shares of Common Stock to the Strategic Investors is approximately $14.58 per share. In connection with the sale of stock to the Strategic

Investors, Synovus has indicated that it intends to contract Virtual Bank Manager for its subsidiary banks. NCB has entered into a letter agreement with Five Paces as to marketing arrangements for Virtual Financial Manager.

Option Plans

     In connection with the Spin-Off, SFNB has adopted the Employee Stock Option Plan which provides for the grant of options for up to 2,601,240 shares of Common Stock to management and employees of SFNB and subsidiaries, and Directors Option Plan which provides for the grant of options for 278,760 shares of Common Stock to the three non-employee directors of SFNB. As of March 31, 1996, options for 2,410,740 shares have been granted under the Employee Stock Option Plan, including options for 1,811,740 shares of Common Stock having been granted to employees of Cardinal or its subsidiaries, and other persons who will become employees of SFNB and its subsidiary, at a per share exercise price of $0.625, which represents 50% of the $1.25 per share price to be paid for the Common Stock and Preferred Stock to be purchased by each of Area Bancshares, Wachovia and Huntington. As of March 31, 1996, options for and additional 599,000 shares at an exercise price of $1.25 per share have been granted to other employees under the Employee Stock Option Plan. The Options to each of the three outside directors of SFNB for 92,920 shares are at an exercise price of $1.25 per share.

3.   Statement of Financial Accounting Standards No. 114 and No. 118

     Effective January 1, 1995, Cardinal adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures". These statements require that impaired loans be measured based on the present value of future cash flows discounted at the loan's effective interest rate or, as a practical alternative, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The implementation of these accounting standards has not had a significant impact on Cardinal's financial position or results of operations.

4.   Cardinal Credit Corporation

     In March 1996, Cardinal Credit and The Vine Street Trust Company agreed to sell substantially all of assets of Cardinal Credit to Norwest Financial Kentucky, Inc. On an after-tax basis, Cardinal expects to recognize a gain of approximately $4.6 million in connection with such sale and the related termination of Cardinal Credit's business. As part of the agreement with Norwest, Vine Street has also agreed that for three years it would not engage in the consumer finance business in the same or substantially similar manner in which Cardinal Credit engages in that business. Such agreement does not, however, preclude Vine Street or any other Cardinal subsidiary from engaging in its banking business, including the origination of consumer loans, as currently conducted.

     The expected $4.6 million after-tax gain on the sale will increase Cardinal's equity capital by the same amount. Vine Street will use the cash proceeds of the sale to invest in short-term securities. The transaction is expected to close in mid-May 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS OF CARDINAL

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1995.

                             RESULTS OF OPERATIONS

     Net loss for the three months ended March 31, 1996 was $104,000 or $0.06 primary loss per share as compared to net income of $501,000 and $0.34 primary earnings per share for the same period in 1995. Annualized return on average stockholders' equity and average assets for the first three months of 1996 and 1995 were (1.02)%, 5.47%, (0.06)% and 0.35%, respectively.

     Net interest income is the difference between interest earned and interest expensed plus any loan fees earned. Net interest margin is net interest income divided by average earning assets. The following table summarizes the above for the three months ended March 31, 1996 and 1995:


                                          (Dollars in Thousands)
                                       Three months ended March 31
                                           1996            1995
                                        -----------     ----------
Interest income, including loan fees    $     14,611          12,202
Interest expense                               7,272           5,612
                                        ------------    ------------
Net interest Income                     $      7,339           6,590
                                        ============    ============

Average earning assets                  $    626,141    $    542,892
Net interest margin (annualized)                4.69%           4.86%

     Growth in net interest income from 1995 to 1996 was primarily due to a 15.3% increase in average earning assets and offset slightly by a decline in the net interest margin from 4.86% in 1995 to 4.69% in 1996. The increase in average earning assets was primarily due to investing funds received from increases in deposits at The Vine Street Trust Company and Jefferson Banking Company. Average deposits increased 18.5% between reporting periods.

     Management provided $838,000 in provision for loan losses for the first three months of 1996 compared to $335,000 for the same period in 1995. Management provides a level of reserves based upon an evaluation of the loan portfolio's quality, growth, mix and prior loan loss experience. The increase in the level of provision for loan losses between reporting periods is primarily the result of increases in level of net charge-offs. Net charge-offs for the three months ended March 31, 1996 were $441,000 compared to $108,000 for the same period in 1995. The significant increase in net charge-offs primarily resulted from losses in the consumer finance portfolio, principally of Cardinal Credit Corporation, totaled $344,000 for the first three months in 1996 as compared to $132,000 for the same period in 1995. See "Notes to Consolidated Financial Statements." See "Risk Elements in Loan Portfolio."

                                       (Dollars in Thousands)
                                     Three Months Ended March 31
                                         1996              1995
                                      ----------        ----------
Balance, beginning of period           $ 5,789           $ 5,214
Provision for loan losses                  838               335
Loans charged off                         (633)             (210)
Less:  Recoveries                          192               102
                                       -------           -------
      Net charge-offs                     (441)             (108)
                                       -------           -------
Balance, end of period                 $ 6,186           $ 5,441
                                       =======           =======

     Noninterest income increased 11.6% from $890,000 for the first quarter of 1995 to $993,000 for the same period in 1996. The net change in securities net gains and losses was $64,000 of the $103,000 difference between periods. Increases in insurance commissions are the result of increased loan production at Cardinal Credit. Insurance commissions and car club fees will materially decrease after the assets of Cardinal Credit are sold. (See Notes to Consolidated Financial Statements.) The decrease in gains on sales of loans resulted from a decrease in the level of SBA loan sales in the secondary market. Trust income increased as a result of an increase in the level of assets under management.

     Noninterest expense for the first three months of 1996 was $7.604 million as compared to $6.329 million for the comparative period in 1995. The following table sets forth certain information relating to noninterest expenses incurred during the three months ended March 31, 1996 and 1995. Due to the significant expenses incurred to establish the Internet banking operations, the 1996 expenses are segregated between the Internet operations and the established traditional banking operations including Cardinal Credit.

                                                Three Months Ended March 31,
                                          -----------------------------------------
                                                         1996
                                          --------------------------------
                                                    Internet   Traditional
                                          Total      Banking     Banking     1995
                                          -----      -------     -------     ----
                                              (In thousands)
Salary and benefits                       $3,614       358        3,256     3,158
Net occupancy expense                        506        25          481       394
Furniture and equipment expense              686       213          473       402
Professional fees                            186        65          121       179
Bank shares tax                              136         1          135       121
FDIC insurance                               127         3          124       275
Amortization of goodwill and
  other intangible assets                    127         -          127       130
Data processing services                     396        65          331       378
Operating supplies                           205        17          188       232
Telephone expense                            199        32          167       154
Postage and courier expense                  218         -          218       152
Advertising and business
  development                                330        73          257       204
Transportation, meals and lodging            139        78           61        84
Other                                        735        79          656       466
                                          ------    ------       ------    ------
                                          $7,604     1,009        6,595     6,329
                                          ======    ======       ======    ======

     The increase in non-interest expenses for initiation of Internet banking activities relates to operational expenses of Cardinal and SFNB in connection with the implementation of SFNB's Internet banking activities. SFNB commenced offering services over the Internet in mid-October 1995. With total assets of $44.6 million and deposits of $39.9 million at March 31, 1996, Cardinal expects that SFNB will continue to incur losses until the Internet banking activities begin to support operations. SFNB expects to incur, on a quarterly basis, approximately $750,000 to $1,000,000 in operating expenses (e.g., compensation, premises, data processing) related primarily to Internet banking activities. Until Cardinal's Plan of Distribution is completed, the operations of SFNB will continue to negatively impact Cardinal.

     Deposit accounts at the Banks are insured to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and deposit accounts at the Thrifts are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"). Deposit insurance premiums are paid to the FDIC on a quarterly basis. The FDIC has a risk-based deposit insurance premium assessment system pursuant to which member institutions pay deposit insurance assessment rates depending on the risk classification assigned to each institution. The FDIC places each institution into one of nine assessment risk classifications based on the institution's capital and supervisory classification.

     Deposit insurance premiums for the BIF and the SAIF are set to facilitate each fund achieving a designated reserve ratio. In August 1995, the FDIC determined that the BIF ad achieved its designated reserve ratio and lowered BIF deposit insurance premiums for all but the riskiest institutions.
Effective January 1, 1996, BIF deposit insurance premiums for well capitalized banks were further reduced to the statutory minimum of $2,000 per institution per year. Because the SAIF remains significantly below its designated reserve ratio, SAIF deposit insurance premiums were not reduced and remain at 0.23% to 0.31% of deposits based upon an institution's supervisory evaluations and capital levels.

     The current financial condition of the SAIF has resulted in proposed legislation to recapitalize the SAIF through a one-time special assessment of SAIF insured institutions of approximately 80 cents to 85 cents per $100 of assessable SAIF deposits. After the special assessment, it is expected that SAIF will achieve its designated reserve ratio and that SAIF premium rates will then become the same as BIF rates. Proposed legislation also contemplates a merger of the SAIF into the BIF, which will require special legislation. Cardinal is unable to predict whether the proposed legislation will be enacted or the amount or the precise retroactive date of any one-time assessment or the deposit insurance premium rates that would ultimately apply to assessable SAIF deposits at the Thrifts.

     Legislation also has been proposed that could eliminate the federal savings association charter. If such legislation is enacted, each of the Thrifts would be required to convert their federal savings bank charters to either a national bank charter or to a Kentucky depository institution charter. Pending legislation may provide relief as to recapture of the bad debt deduction for federal tax purposes that otherwise would be applicable if the Thrifts converted their charters, provided that the Thrifts meet a proposed residential loan origination requirement. Cardinal is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

                           CONSOLIDATED BALANCE SHEET

     Total assets were $675.4 million at March 31, 1996 compared to $668.5 million at December 31, 1995, which represents a $6.9 million increase for the period. Total deposits between periods increased $9.2 million from $570.7 million at December 31, 1995 to $579.9 million at March 31, 1996. The growth in deposits is primarily attributable to increases at The Vine Street Trust Company which grew $10.5 million between periods. The increase in deposits were primarily used to fund loans and short-term investments.

     Assuming SFNB was distributed to Cardinal shareholders on March 31, 1996, Cardinal's total assets would have declined approximately $41.6 million with deposits declining approximately $39.9 million.

                        RISK ELEMENTS IN LOAN PORTFOLIO

     The aggregate of the principal amount of nonaccrual loans, accrual loans past due 90 days or more, and renegotiated loans was $1.362 million at March 31, 1996. This represents a $36,000 decrease from December 31, 1995.

     Nonaccrual loans totaled $842,000 at March 31,1996 compared to $782,000 at December 31, 1995. Nonaccrual loans at March 31, 1996 and December 31, 1995 represent 0.18% and 0.17% of net loans outstanding, respectively. Management has reviewed each of these loans and has taken charge-offs where appropriate after reviewing collateral and guarantees. Management reappraises the collectability of each loan in the nonaccrual portfolio quarterly and takes charge-offs if collateral and guarantees are less than carrying values.

     Loans ninety (90) days past due decreased by $96,000 to $520,000 at March 31, 1996 compared to December 31, 1995. Most of the decrease is a result of collection efforts in the indirect lending portfolio. After analyzing collateral and guarantees, management does not believe there is any significant risk of loss of principal with respect to any loan ninety (90) days or more past due or to any loan on nonaccrual.

     Net charge-offs totaled $441,000 for the three months ended March 31, 1996, representing 0.38% of average loans on an annualized basis. The allowance for loan losses was $6.186 million at March 31, 1996 and represented 1.32% of total loans and 4.54 times the nonperforming loan portfolio. The allowance for loan losses was $5.789 million at December 31, 1995 and represented 1.24% of total loans and 4.14 times the nonperforming loan portfolio.

     Cardinal is responsible for maintaining an allowance for loan losses adequate to absorb estimated credit losses in the entire loan portfolio. FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" sets forth measurement methods for estimating the portion of the overall allowance for loan losses attributable to impaired loans. The effect of FASB Statement No. 114, as amended, on Cardinal's financial condition is not significant.

                                CAPITAL ADEQUACY

     Total stockholders' equity was $40.4 million at March 31, 1996, which represents a decrease of $700,000 over year-end 1995. The decrease was primarily the result of a change in the market value of securities available for sale, net of tax effect, in the amount of $525,000. Dividends and the net loss for the first quarter caused equity capital to decline by $402,000. Exercise of stock options added $190,000 to equity capital.

     At March 31, 1996, each of Cardinal's financial institution subsidiaries met all applicable regulatory capital requirements. Also at that date, Cardinal had Tier I risk-based capital, total risk based capital and leverage ratios of 7.92%, 9.17% and 5.04%, respectively. All capital ratios are in compliance with regulatory minimum requirements. Among Cardinal's subsidiaries, Vine Street Trust is currently "adequately capitalized" under the prompt corrective action regulations of the Federal Deposit Insurance Corporation ("FDIC"). However, because it was deemed to be

"undercapitalized" as of year-end 1995, in March 1996 Vine Street received notice from the FDIC that it is subject to certain provisions applicable to undercapitalized institutions under the Federal Deposit Insurance Act ("FDIA"). Under such provisions Vine Street was required to file a capital restoration plan with the FDIC that specifies the steps it will take to become at least "adequately capitalized." Moreover, Vine Street is subject to close supervisory monitoring by the FDIC to ensure compliance with its capital restoration plan, and the limitations on its asset growth, ability to engage in acquisitions, branching and new lines of business imposed on undercapitalized institutions by the FDIC pursuant to the FDIA. Vine Street has since become "adequately capitalized" under the FDIC's prompt corrective action regulations and expects that it will become "well capitalized" upon the sale of Cardinal Credit in mid-May 1996. Cardinal does not believe the limitations applicable under the FDIA will have any material impact on Cardinal's operations.

     On April 15, 1996, Cardinal sold 85,246 shares at $61.00 per share in a private placement. After broker fees and expenses, Cardinal netted $4,955,000.

Part II.          Other Information


         Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  27.  Financial Data Schedule (for SEC use only)

         (b) During the first quarter of 1996, Cardinal filed Reports on 8-K as of March 15, 1996 (reporting an agreement to sell assets of Cardinal Credit) and March 19, 1996 (reporting an agreement of SFNB to sell stock to Synovus Financial Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CARDINAL BANCSHARES, INC.



                                             /s/ James S. Mahan, III
                                             -----------------------
                                             James S. Mahan, III
                                             Chairman & Chief Executive Officer



                                             /s/ Jack H. Brown
                                             -----------------
                                             Jack H. Brown
                                             Chief Financial Officer
                                             Principal Accounting Officer

Date:  May 13, 1996
       ------------