Form 10-Q
period 1996-06-30
CARDINAL BANCSHARES INC
filed 1996-08-13
CIK 888184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   Form 10-Q

( X )    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934

For the quarter ended June 30, 1996

                                       or

(   )  Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934

For the transition period from . . . . . to . . . . .

Commission File Number 34-0-20494

                           CARDINAL BANCSHARES, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

              Kentucky                                    61-1128205
              --------                                    ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

           400 East Vine St., Suite 300  Lexington, Kentucky    40507
           --------------------------------------------------   -----
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (606) 255-8300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No ___
                                         ---
The number of shares outstanding of the issuer's class of common stock, as of July 31, 1996: 1,584,338 shares of common stock, no par value.

                   CARDINAL BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                      Page
                                                                                     -----
Part I                    Financial Information

         Item 1.          Consolidated Balance Sheets                                   1

                          Consolidated Statements of Operation                        2-3

                          Consolidated Statements of Cash Flows                         4

                          Notes to Consolidated Financial Statements                  5-6

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations              7-12


Part II
         Item 4.          Submission of Matters to a Vote of Security Holders          13

         Item 6.          Exhibits and Reports on Form 8-K                             13

Signatures                                                                             14


                   Cardinal Bancshares, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                            June 30,          December 31,
                                                                              1996               1995
                                                                              ----               ----
                                                                           (Unaudited)
                                  Assets
Cash and due from banks                                                      $ 21,560             22,172
Interest bearing deposits in banks                                              1,345              8,001
Federal funds sold                                                              9,895             10,075
Securities available for sale ( amortized cost of
  $137,539 in 1996 and $137,126 in 1995)                                      137,984            139,372
Loans                                                                         439,478            481,136
  Less: Allowance for loan losses                                               5,197              5,789
        Unearned income                                                         4,021             13,035
                                                                             --------           --------
                                 Net loans                                    430,260            462,312
Premises and equipment                                                          8,181             12,300
Goodwill and other intangible assets, less accumulated
  amortization of $3,043 in 1996 and $2,789 in 1995                             5,612              5,866
Accrued interest receivable and other assets                                    8,139              8,391
                                                                             --------           --------
                               Total assets                                  $622,976            668,489
                                                                             ========           ========

                   Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                       $ 42,155             50,155
  Interest bearing                                                            495,692            520,579
                                                                             --------           --------
                              Total deposits                                  537,847            570,734

Securities sold under agreements to repurchase                                  5,620              6,930
Notes payable                                                                   3,943             25,643
Advances from the Federal Home Loan Bank                                       16,905             18,167
Accrued interest payable and other liabilities                                  9,035              5,865
                                                                             --------           --------
                             Total liabilities                                573,350            627,339

Stockholders' equity:
  Common stock, without par value.  Authorized
    5,000,000 shares; issued and outstanding
    1,584,338 voting and 2,029 non-voting shares in 1996 and
    1,474,087 voting and 1,969 non-voting shares in 1995.                      34,331             28,918
  Retained earnings                                                            15,845             11,593
  Net unrealized gain (loss) on securities available for sale
    net of tax                                                                    293              1,482
  ESOP and MRP loan obligations                                                  (843)              (843)
                                                                             --------           --------
                        Total stockholders' equity                             49,626             41,150
                                                                             --------           --------
                Total liabilities and stockholders' equity                   $622,976            668,489
                                                                             ========           ========

                   Cardinal Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                      1996       1995          1996        1995
                                                      ----       ----          ----        ----
Interest income:
  Loans, including fees                            $11,262      10,686       23,131      20,315
  Securities:
    Taxable                                          2,241       2,474        4,567       4,802
    Tax-exempt                                          37          32           77          61
  Federal funds sold                                   200         247          473         405
  Deposits in banks                                    124          74          227         132
                                                   -------      ------       ------      ------
Total interest income                               13,864      13,513       28,475      25,715

Interest expense:
  Deposits                                           6,051       5,784       12,432      10,598
  Notes payable                                        232         473          748         927
  Advances from the Federal Home
    Loan Bank                                          311         322          626         638
  Securities sold under agreements
    to repurchase                                       59          38          119          66
                                                   -------      ------       ------      ------
Total interest expense                               6,653       6,617       13,925      12,229
                                                   -------      ------       ------      ------
Net interest income                                  7,211       6,896       14,550      13,486

Provision for loan losses                              869         532        1,707         867
                                                   -------      ------       ------      ------

Net interest income after
  provision for loan losses                          6,342       6,364       12,843      12,619

Noninterest income:
  Service charges on deposits                          312         303          622         605
  Insurance commissions                                122         228          301         342
  Car club fees                                         24          84           86         146
  Trust  income                                        122          52          211          60
  Gains on sales of loans                            8,436          86        8,525         288
  Securities gains (losses), net                       (11)         13           38          (2)
  Loan servicing fees                                   62          17          109          52
  Other                                                180         133          348         315
                                                   -------      ------       ------      ------
Total noninterest income                             9,247         916       10,240       1,806

Noninterest expense:
  Salary and employee benefits                       3,287       3,445        6,901       6,603
  Net occupancy expense                                470         421          976         815
  Furniture and equipment expenses                     594         448        1,280         850
  Professional fees                                    143         328          329         507
  Bank shares tax                                      135         122          271         243


                   Cardinal Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                      1996        1995         1996        1995
                                                      ----        ----         ----        ----
  FDIC insurance                                       120         276          247         551
  Amortization of goodwill and other
    intangible assets                                  127         127          254         257
  Data processing services                             305         188          701         566
  Operating supplies                                   178         239          383         471
  Telephone expense                                    188         170          387         324
  Postage and courier expense                          170         170          388         322
  Advertising and business development                 270         302          600         506
  Transportation, meals and lodging                    146         123          285         207
  Termination of business of subsidiary                564           -          564           -
  Other                                                721         612        1,456       1,078
                                                    ------       -----       ------      ------
Total noninterest expense                            7,418       6,971       15,022      13,300

Income before income taxes                           8,171         309        8,061       1,125
Income taxes                                         3,838          99        3,832         414
                                                    ------       -----       ------      ------
Net income                                          $4,333         210        4,229         711
                                                    ======       =====       ======      ======
Net income per share:
  Primary                                           $ 2.56        0.14         2.55        0.47
                                                    ------       -----       ------      ------
  Fully diluted                                     $ 2.56        0.14         2.55        0.46
                                                    ======       =====       ======      ======

                   Cardinal Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                         1996          1995
                                                                         ----          ----
Cash flows from operating activities:
  Net income                                                          $ 4,229           711
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                           1,707           867
    Depreciation, amortization and accretion, net                       1,489            (3)
    Deferred income tax expense                                           211             6
    Gain on sales of securities and loans                              (8,425)         (286)
    (Increase) decrease in accrued interest receivable
      and other assets                                                   (618)       (1,750)
    Increase in accrued interest payable
      and other liabilities                                             4,495         2,087
                                                                      -------        ------
Net cash provided by operating activities                               3,088         1,632
                                                                      -------        ------

Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits
    in banks                                                            2,999        (5,163)
  Net (increase) decrease in federal funds sold                           180        (6,982)
  Purchase of securities:
    Available for sale                                                (47,839)      (69,568)
    Held to maturity                                                      -          (1,169)
  Proceeds from sales of securities:
    Available for sale                                                  7,577        47,372
  Proceeds from maturities of securities:
    Available for sale                                                 25,564        14,620
    Held to maturity                                                      -             986
  Net increase in loans                                               (14,758)      (52,649)
  Purchases of premises and equipment                                  (1,745)       (1,087)
  Proceeds from sales of loans                                         33,552           -
  Spin-off of subsidiary (Note 2)                                        (764)          -
                                                                      -------        ------
Net cash used in investing activities                                   4,766       (73,640)
                                                                      -------        ------


Cash flows from financing activities:
  Net increase in deposits                                              9,778        74,091
  Net increase (decrease) in securities sold under
    agreements to repurchase                                           (1,310)        1,700
  Net increase (decrease) in notes and advances payable               (21,732)        2,336
  Repayment of obligations under capital lease                            -             (32)
  Dividends                                                              (615)         (560)
  Issuance of common stock                                              5,413           675
                                                                      -------        ------
Net cash provided by financing activities                              (8,466)       78,210
                                                                      -------        ------

Net increase (decrease) in cash and cash equivalents                     (612)        6,202
Cash and cash equivalents at beginning of period                       22,172        17,847
                                                                      -------        ------
Cash and cash equivalents at end of period                            $21,560        24,049
                                                                      =======        ======

                   Cardinal Bancshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Cardinal Bancshares, Inc. ("Cardinal") and its wholly-owned subsidiaries, The Vine Street Trust Company, HNB Bank, NA, First & Peoples Bank, Alliance Bank, FSB, and Jefferson Banking Company, conform to generally accepted accounting principles and, in management's view, general practices within the banking industry.

         The consolidated financial statements include the accounts of Cardinal and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the six months and the three months ended June 30, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and statements of cash flow. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

2.       Security First Network Bank Spin-Off

         On May 23, 1996 Cardinal effected the spin-off of its wholly-owned subsidiary, Security First Network Bank ("SFNB"). Cardinal stockholders received on a pro rata basis the distribution of 2,398,908 shares. The terms and conditions of the spin-off are set forth in the First Amended and Restated Plan of Distribution adopted by the Board of Directors of Cardinal on October 5, 1995. Cardinal no longer has any ownership interest in SFNB. SFNB's Common Stock is traded on NASDAQ's National Market System under the trading symbol "SFNB." Summary balance sheet information of SFNB as of the spin-off date is as follows:

                                                   (Dollars in thousands)
                                                    --------------------
              Cash                                       $    764
              Interest-bearing deposits                     3,657
              Securities                                   14,216
              Net loans                                    20,637
              Premises                                      3,959
              Other assets                                    870
              Deposits                                     42,644
              FHLB advances                                 1,230
              Other liabilities                               867
              Stockholders' equity                           (638)
                                                             ====

3.       Cardinal Credit Corportion Sale of Assets

         On May 14, 1996 Cardinal completed the sale of substantially all of the assets of its subsidiary, Cardinal Credit Corporation, to Norwest Financial Kentucky, Inc. Cardinal recorded an after-tax gain of approximately $4.6 million in connection with such sale and the related termination of Cardinal Credit Corporation's business. As part of the agreement with Norwest, Cardinal agreed that for three years it would not engage in the consumer finance business in the same or substantially similar manner in which Cardinal Credit
Corporation engaged in that business.   Such agreement does not, however,
preclude any Cardinal subsidiary from engaging in its banking business, including the origination of consumer loans, as currently conducted. The cash proceeds of the sale were invested in short-term securities.

4.       Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

                                                               (Dollars in thousands)
                                                                --------------------
                                                                June 30,  December 31,
                                                                  1996       1995
              Balance, January 1                                 5,789       5,214
              Provisions for loan losses                         1,707       1,994
              Recoveries                                           242         292
              Loans charged-off                                 (1,207)     (1,711)
              Adjustments for sale of
                  Cardinal Credit Corporation and
                  Spin-Off of SFNB                              (1,334)
                                                                -------     ------

              Balance, end of period                             5,197       5,789
                                                                 =====      ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS OF CARDINAL

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

                             RESULTS OF OPERATIONS

         Net income for the six months ended June 30, 1996 was $4.229 million or $2.55 primary earnings per share as compared to net income of $711,000 and $0.47 primary earnings per share for the same period in 1995. Annualized return on average stockholders' equity and average assets for the first six months of 1996 and 1995 were 19.10%, 3.81%, 1.25% and 0.24%, respectively.

         Net interest income is the difference between interest earned and interest expensed plus any loan fees earned. Net interest margin is net interest income divided by average earning assets. The following table summarizes the above for the six months ended June 30, 1996 and 1995:

                                                  (Dollars in thousands)
                                                 Six months ended June 30
                                                    1996         1995
                                                  -------       ------
      Interest income, including loan fees        $28,475       25,715
      Interest expense                             13,925       12,229
                                                   ------       ------
      Net interest Income                         $14,550       13,486
                                                  =======       ======

      Average earning assets                     $627,914     $564,912
      Net interest margin (annualized)              4.63%        4.77%

         Growth in net interest income from 1995 to 1996 was primarily due to a 11.2% increase in average earning assets and offset slightly by a decline in the net interest margin from 4.77% in 1995 to 4.63% in 1996. The increase in average earning assets was primarily due to investing funds received from increases in deposits at The Vine Street Trust Company and Jefferson Banking Company. Average deposits increased 24.9% between reporting periods.

         Management provided $1,707,000 in provision for loan losses for the first six months of 1996 compared to $867,000 for the same period in 1995. Management provides a level of reserves based upon an evaluation of the loan portfolio's quality, growth, mix and prior loan loss experience. The increase in the level of provision for loan losses between reporting periods is primarily the result of increases in level of net charge-offs. Net charge-offs for the six months ended June 30, 1996 were $965,000 compared to $484,000 for the same period in 1995. The significant increase in net charge-offs primarily resulted from losses in the consumer finance portfolio, principally of Cardinal Credit Corporation, which totaled $663,000 for the first six months in 1996 as compared to $396,000 for the same period in 1995. In addition, net charge-offs in the indirect automobile loan portfolio increased from $108,000 for the six months in 1995 to $333,000 for the same period in 1996. As discussed above at
Note 3 to Consolidated Financial

Statements, on May 14, 1996 Cardinal sold substantially all of the assets of Cardinal Credit Corporation, including $26 million of consumer finance loans. See "Notes to Consolidated Financial Statements." See "Risk Elements in Loan Portfolio."

                                                   (Dollars in thousands)
                                                  Six Months Ended June 30
                                                     1996         1995
                                                    ------       ------
       Balance, beginning of period                 $5,789       $5,214
       Provision for loan losses                     1,707          867
       Loans charged off                            (1,207)        (677)
       Less:  Recoveries                               242          193
                                                    ------       ------
              Net charge-offs                         (965)        (484)
       Adjustments for sale of Cardinal
           Credit Corp. and Spin-Off of SFNB        (1,334)
                                                    ------       ------
       Balance, end of period                       $5,197       $5,597
                                                    ======       ======



         Noninterest income increased $8.4 million for the first six months of 1996 as compared to same period in 1995. Of this increase, $8.2 million is attributable to the gain on the sale of $26 million of Cardinal Credit Corporation loans. See Note 3 of "Notes to Consolidated Financial Statements." Insurance commissions and car club fees declined from $488,000 for the six months in 1995 to $387,000 for the same period in 1996. This decline was primarily the result of the termination of business of Cardinal Credit Corporation on May 14, 1996. Of the $387,000 of such commissions and fees earned in the first six months of 1996, approximately $299,000 is attributable to the operations of Cardinal Credit Corporation. Trust income increased from $60,000 for the first six months of 1995 to $211,000 for the same period in 1996. Assets under management for the trust division increased from $52.9 million at June 30, 1995 to $103.6 million at June 30, 1996. Loan servicing fees increased as a result of an increase in the size of the loan servicing portfolio.

         Noninterest expenses increased $1.7 million or 12.9% during the first half of 1996 compared to the prior year. The most significant causes of the increase were expenses incurred in terminating the operations of Cardinal Credit Corporation ($564,000) and expenses incurred to establish the Internet banking operations (approximately $1.3 million) at SFNB. Cardinal's noninterest expenses are no longer impacted by the SFNB Internet banking operations since the SFNB spin-off was effected May 23, 1996. Commencing in the fourth quarter of 1996, Cardinal expects to contract for Internet banking services from SFNB's subsidiary, Five Paces, Inc. Cardinal intends to offer its Internet banking product through Vine Street Trust and Jefferson Banking Company.

         In connection with the spin-off of SFNB, Cardinal and SFNB agreed with federal banking regulators that, among other things, Cardinal would terminate its various management and director interlocks with SFNB. Accordingly, during the third quarter of 1996, Robert W. Copelan, James S. Mahan, III and Howard J. Runnion, Jr. will resign from the board of directors of Cardinal (as well as all other positions at Cardinal and its subsidiaries), and Mr. Robert F. Stockwell will resign as treasurer of Cardinal. In connection with those resignations, the board of directors of Cardinal has determined that options outstanding to Messrs. Mahan and Stockwell, which have not yet been fully vested, should in fact be vested because, but for the requirements that the interlock be terminated in connection with the spin-off of SFNB, such persons would have continued their positions in Cardinal. The accelerated vesting of such options is subject to approval of Cardinal stockholders. If the Cardinal stockholders approve the anticipated change in the options held by Messrs. Mahan and Stockwell, Cardinal expects to have an additional $1.0 million of non-cash compensation expense before year-end 1996.

         Set forth below is a condensed income statement reflecting Cardinal's earnings for the six months ending June 30, 1996 without the effect of Cardinal Credit Corporation and SFNB.

                             Cardinal as   Cardinal                Cardinal as
                              Reported      Credit       SFNB       Adjusted
                                          Corporation
                             -----------  -----------    -----     -----------
(Dollars in thousands)
Interest income                $28,475       2,303       1,188        24,984
Interest expense                13,925         446         766        12,713
                               -------       -----       -----        ------
Net interest income             14,550       1,857         422        12,271
Provision for loan losses        1,707         607           -         1,100
                               -------       -----       -----        ------
Net interest income after
 provision for loan losses      12,843       1,250         422        11,171
Non-interest income             10,240       8,583(1)       81         1,576
Non-interest expense            15,022       2,691       1,985        10,346
                               -------       -----       -----        ------
Income before income taxes       8,061       7,142      (1,482)        2,401
Income taxes                     3,832       2,834(1)      123 (2)       875
                               -------       -----       -----        ------

Net Income                     $ 4,229       4,308(1)   (1,605)        1,526
                               =======       =====       =====        ======

(1) Includes the gain on the sale of substantially all of the assets of Cardinal Credit Corporation of $8.2 million and the related federal, state, and local income tax effect of $3.4 million.

(2) Includes $625,000 related to a dividend Cardinal received from SFNB in excess of Cardinal's tax basis in SFNB upon SFNB's spin-off from Cardinal.

         FDIC deposit insurance declined from $551,000 to $247,000 due to the change in deposit insurance rates. Deposit accounts at the Banks are insured to applicable limits by the Bank

Insurance Fund ("BIF") of the FDIC and deposit accounts at the Thrift are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"). Deposit insurance premiums are paid to the FDIC on a quarterly basis. The FDIC has a risk-based deposit insurance premium assessment system pursuant to which member institutions pay deposit insurance assessment rates depending on the risk classification assigned to each institution. The FDIC places each institution into one of nine assessment risk classifications based on the institution's capital and supervisory classification.

         Deposit insurance premiums for the BIF and the SAIF are set to facilitate each fund achieving a designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and lowered BIF deposit insurance premiums for all but the riskiest institutions. Effective January 1, 1996, BIF deposit insurance premiums for well capitalized banks were further reduced to the statutory minimum of $2,000 per institution per year. See "Capital Adequacy." Because the SAIF remains significantly below its designated reserve ratio, SAIF deposit insurance premiums were not reduced and remain at 0.23% to 0.31% of deposits based upon an institution's supervisory evaluations and capital levels.

         The current financial condition of the SAIF has resulted in various legislative and other proposals to recapitalize the SAIF, including proposals to have a one-time special assessment of SAIF-insured institutions such as Alliance Bank, FSB. Cardinal is unable to predict whether any proposed legislation will be enacted or the amount, if any, of assessments which may be levied on Cardinal's subsidiary financial institutions.

         Cardinal had income tax expense of $3,832,000 for the first six months of 1996 compared to $414,000 for the same period in 1995, which yielded effective tax rates of 47.5% for 1996 and 36.8% for 1995. The income tax expense for 1996 includes $625,000 in tax expense related to a dividend received from SFNB in excess of Cardinal's tax basis in SFNB upon SFNB's spin-off from Cardinal and $543,000 in tax expense for the elimination of deferred tax assets for Cardinal Credit Corporation.

                           CONSOLIDATED BALANCE SHEET


         Total assets decreased $45.5 million from December 31,1995 to June 30, 1996 primarily reflecting the effects of the spin-off of SFNB and the sale of assets at Cardinal Credit Corporation. These events had a similar effect on total loan loans, total deposits and borrowings as net loans declined $32 million between December 31, 1995 and June 30, 1996, total deposits declined $32.9 million and total borrowings declined $23 million.


                        RISK ELEMENTS IN LOAN PORTFOLIO


         A summary of nonperforming loans and assets follows:

                                                    (Dollars in thousands)
                                                     June 30,    December 31,
                                                      1996          1995
      Non-accrual loans                              1,228          782
      90 days or more past due                         389          616
                                                     -----        -----
         Total non-performing loans                  1,617        1,398
      Other real estate owned                           50           93
                                                     -----        -----
         Total non-performing Assets                 1,667        1,491
                                                     =====        =====

      Total non-performing loans as a
         percentage of period-end net loans          0.37%        0.30%

      Total non-performing assets as a per-
         centage of period-end net loans
         and OREO                                    0.38%        0.32%

      Allowance for loan losses to
          period end net loans                       1.19%        1.24%

      Allowance for loan losses to
          non-performing loans                      321.4%       414.1%



         At June 30, 1996, the recorded investment in loans considered impaired under SFAS No. 114 was $633,000. At December 31, 1995, impaired loans were $717,000.

         Of the $1,228,000 in non-accrual loans on June 30, 1996, $662,000 was one SBA loan, 83% guaranteed by the SBA. Cardinal received payment on the guaranteed portion of this loan in July. Management expects no material loss on the remaining unguaranteed portion of this SBA loan. Cardinal considers the level of non-performing loans in its evaluation of the adequacy of the allowance for loan losses.

                                CAPITAL ADEQUACY

         As of June 30, 1996 stockholders' equity totaled $49,626,000, an increase of $8,476,000 since December 31, 1995. Below is a statement of the changes in stockholders' equity between December 31, 1995 and June 30, 1996.

                                                 (Dollars in thousands)
         Balance, December 31, 1995                    41,150
         Issuance of common stock                       5,413
         Net Income                                     4,229
         Dividends paid                                  (615)
         Decrease in net unrealized gain on
             securities available for sale             (1,189)

         Spin-Off of SFNB                                 638
                                                       ------

         Balance, June 30, 1996                        49,626
                                                       ======


         At June 30, 1996, each of Cardinal's financial institution subsidiaries met all applicable regulatory capital requirements. Also at that date, Cardinal had Tier I risk-based capital, total risk-based capital and leverage ratios of 10.96%, 12.21% and 7.08%, respectively. All capital ratios are in compliance with regulatory minimum requirements. As of year end 1995, Vine Street Trust was "undercapitalized" under the prompt corrective action regulations of the Federal Deposit Insurance Corporation ("FDIC"). In March 1996 while the sale of Cardinal Credit Corporation was pending, Vine Street received notice from the FDIC that it was subject to certain provisions applicable to undercapitalized institutions under the Federal Deposit Insurance Act ("FDIA"). However, after the sale of Cardinal Credit Corporation, Vine Street became a "Well-Capitalized" institution. On July 24, 1996, the FDIC deemed Vine Street "Well-Capitalized" and rescinded its prompt corrective action notice.

         On April 15, 1996, Cardinal sold 85,246 shares of common stock at $61.00 per share in a private placement. After fees and expenses, Cardinal netted $4,955,000.


                   COMPARATIVE RESULTS FOR THREE MONTHS ENDED
                        JUNE 30, 1996 AND JUNE 30, 1995

         Net income for the three months ended June 30, 1996 was $4,333,000 as compared to $210,000 for the same period in 1995.

         Net interest income for the three months ended June 30, 1996 was $7,211,000 as compared to $6,896,000 for the same period in 1995. The net interest margin declined slightly between reporting periods from 4.70% to 4.63%. Average earning assets increased from $586.6 million in 1995 to $623.2 million in 1996.

         Management provided $869,000 in provision for loan losses for the three months ended June 30, 1996 as compared to $532,000 for the same period in 1995. The increase between periods is primarily the result of providing adequate loan loss reserves after net charge-offs. Net charge-offs for the three months ended June 30, 1996 were $524,000 compared to $376,000 for the same period in 1995.

         Noninterest income increased $8.3 million for the three months ended June 30, 1996 as compared to the same period in 1995. The vast majority of this increase is attributable to the gain on the sale of loans of Cardinal Credit Corporation. Insurance commissions and car club fees decreased $166,000 primarily the result of termination of business of Cardinal Credit Corporation. Trust income increased $70,000 as a result of increased assets under management. Loan servicing fees increased $45,000 as a result of an increase in the size of the loan servicing portfolio.

         Noninterest expense for the three months ended June 30, 1996 was $7.4 million as compared to $7.0 million for the same period in 1995. The most significant cause of the increase was expenses incurred in terminating the operation of Cardinal Credit Corporation ($564,000). Expenses incurred to initiate Internet banking operations were offset by decreased FDIC deposit insurance and operating supplies expense.

Part II.                  Other Information

         Item 4. Submission of Matters to a Vote of Security Holders.

                 On May 10, 1996, Cardinal held a special meeting of stockholders. At the meeting, stockholders approved and adopted Cardinal's Amended and Restated Plan of Distribution, pursuant to which, among other things, Cardinal's stock in SFNB was distributed to Cardinal stockholders. At the special meeting, 924,462 votes were cast in favor of the proposal, and 5,370 votes were cast against the proposal. There were 3,897 abstentions and broker non-votes.

                 On June 5, 1996, Cardinal held an annual meeting of stockholders to elect eight directors for a one year term. Set forth below is a list of the directors elected, along with the number of votes cast for or withheld for each nominee. There were no abstentions or broker non-votes.

                 Vernon J. Cole                  For:       1,379,959
                                                 Withheld:      1,234

                 Robert W. Copelan               For:       1,379,959
                                                 Withheld:      1,234

                 Loyd G. Jasper                  For:       1,379,959
                                                 Withheld:      1,234

                 James S. Mahan, III             For:       1,379,959
                                                 Withheld:      1,234

                 Ryan R. Mahan                   For:       1,379,949
                                                 Withheld:      1,244

                 John S. Penn                    For:       1,379,959
                                                 Withheld:      1,234

                 Howard J. Runnion, Jr.          For:       1,379,959
                                                 Withheld:      1,234

                 Ronald C. Switzer               For:       1,379,959
                                                 Withheld:      1,234


         Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27.      Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K -- Cardinal Bancshares, Inc. filed five reports on Form 8-K during the quarter ending June 30, 1996.

                 - The report dated April 8, 1996 announced agreements to extend through the end of June 1996 the date after which parties may terminate the stock purchase agreements pursuant to which Huntington Bancshares Incorporated, Wachovia Corporation and Area Bancshares Corporation agreed to purchase capital stock of Security First Network Bank, FSB.

                 - The report dated April 19, 1996 announced the completion of the sale of 85,246 shares of Cardinal common stock, no par value per share, in private placement at a per share rate of $61.00.

                 - The report dated April 25, 1996 announced that Security First Network Bank had agreed to sell 17,143 shares of SFNB's common stock for $1.0 million in a private placement to National Commerce Bancorporation. The sale of shares by SFNB was subject to certain conditions including consummation of the distribution of SFNB's common stock in a spin-off to the Cardinal shareholders.

                 - The report dated May 29, 1996 announced the completion of the sale of substantially all of the assets of Cardinal's subsidiary, Cardinal Credit Corporation to Norwest Financial, Kentucky.

                 - The report dated June 7, 1996 announced Cardinal had effected the spin-off of its wholly-owned subsidiary, Security First Network Bank.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARDINAL BANCSHARES, INC.



                                       /s/ John S. Penn
                                       -----------------
                                       John S. Penn
                                       President & Chief Operating Officer



                                       /s/ Jack H. Brown
                                       -----------------
                                       Jack H. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer

Date:  August 14, 1996