Form 10-Q
period 1996-09-30
CARDINAL BANCSHARES INC
filed 1996-11-12
CIK 888184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarter ended September 30, 1996

                                       or

(     )  Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

For the transition period from . . . . . to . . . . .

Commission File Number 34-0-20494

                           CARDINAL BANCSHARES, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Kentucky                                     61-1128205
  ------------------------------            ----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

             400 East Vine St., Suite 300 Lexington, Kentucky 40507
             ------------------------------------------------------
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
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----

The number of shares outstanding of the issuer's class of common stock, as of October 31, 1996: 1,584,468 shares of common stock, no par value.

                   CARDINAL BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                          ----
Part I               Financial Information

         Item 1.     Consolidated Balance Sheets                            1

                     Consolidated Statements of Operation                  2-3

                     Consolidated Statements of Cash Flows                  4

                     Notes to Consolidated Financial Statements            5-6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        7-14

Part II

         Item 6.     Exhibits and Reports on Form 8-K                      15

Signatures                                                                 16

                   Cardinal Bancshares, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (In thousands, except share data)

                                                                               September 30,      December 31,
                                                                                   1996               1995
                                                                               ------------       ------------
                                                                                (Unaudited)

                               Assets
Cash and due from banks                                                         $  20,029             22,172
Interest bearing deposits in banks                                                    186              8,001
Federal funds sold                                                                  6,865             10,075
Securities available for sale ( amortized cost of
  $110,059 in 1996 and $137,126 in 1995)                                          110,632            139,372
Loans                                                                             464,214            481,136
  Less: Allowance for loan losses                                                   5,685              5,789
           Unearned income                                                          3,295             13,035
                                                                                ---------          ---------
                              Net loans                                           455,234            462,312
Premises and equipment                                                              8,191             12,300
Goodwill and other intangible assets, less accumulated
  amortization of $3,170 in 1996 and $2,789 in 1995                                 5,485              5,866
Accrued interest receivable and other assets                                        8,363              8,391
                                                                                ---------          ---------
                            Total assets                                        $ 614,985            668,489
                                                                                =========          =========



                Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                          $  43,310             50,155
  Interest bearing                                                                489,961            520,579
                                                                                ---------          ---------
                           Total deposits                                         533,271            570,734

Securities sold under agreements to repurchase                                      5,660              6,930
Notes payable                                                                       2,193             25,643
Advances from the Federal Home Loan Bank                                           16,841             18,167
Accrued interest payable and other liabilities                                      7,188              5,865
                                                                                ---------          ---------
                          Total liabilities                                       565,153            627,339

Stockholders' equity:
  Common stock, without par value.  Authorized
    5,000,000 shares; issued and outstanding
    1,584,338 voting and 1,878 non-voting shares in 1996 and 1,474,087 voting
    and 1,969 non-voting shares in 1995                                            34,331             28,918
  Retained earnings                                                                15,966             11,593
  Net unrealized gain (loss) on securities available for sale
    net of tax                                                                        378              1,482
  ESOP and MRP loan obligations                                                      (843)              (843)
                                                                                ---------          ---------
                     Total stockholders' equity                                    49,832             41,150
                                                                                ---------          ---------
             Total liabilities and stockholders' equity                         $ 614,985            668,489
                                                                                =========          =========

                   Cardinal Bancshares, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                           1996        1995          1996        1995
                                          -------      ------       ------      -----
Interest income:
  Loans, including fees                   $10,708      11,622       33,839      31,937
  Securities:
    Taxable                                 1,961       2,633        6,528       7,435
    Tax-exempt                                 44          40          121         101
  Federal funds sold                          151         235          624         640
  Deposits in banks                            37         131          264         263
                                          -------      ------       ------      ------
Total interest income                      12,901      14,661       41,376      40,376

Interest expense:
  Deposits                                  5,670       6,393       18,102      16,991
  Notes payable                                51         539          799       1,466
  Advances from the Federal Home
    Loan Bank                                 299         299          925         937
  Securities sold under agreements
    to repurchase                              57          87          176         153
                                          -------      ------       ------      ------
Total interest expense                      6,077       7,318       20,002      19,547
                                          -------      ------       ------      ------
Net interest income                         6,824       7,343       21,374      20,829

Provision for loan losses                     700         532        2,407       1,399
                                          -------      ------       ------      ------
Net interest income after
  provision for loan losses                 6,124       6,811       18,967      19,430

Noninterest income:
  Service charges on deposits                 322         321          944         926
  Insurance commissions                        51         100          352         442
  Car club fees                               --           93           86         239
  Trust  income                               114          19          325          79
  Gains on sales of loans                      45          39        8,570         327
  Securities gains (losses), net               39         111           77         109
  Loan servicing fees                          48          14          157          66
  Other                                        89         158          437         473
                                          -------      ------       ------      ------
Total noninterest income                      708         855       10,948       2,661

Noninterest expense:
  Salary and employee benefits              2,488       3,476        9,389      10,079
  Net occupancy expense                       331         457        1,307       1,272

                   Cardinal Bancshares, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                           1996        1995          1996        1995
                                          -------      ------       ------      ------
  Furniture and equipment expenses            430         441        1,710       1,291
  Professional fees                           191         528          520       1,035
  Bank shares tax                             130         121          401         364
  FDIC insurance                              884          87        1,131         638
  Amortization of goodwill and other
    intangible assets                         127         126          381         383
  Data processing services                    242         277          943         843
  Operating supplies                          138         221          521         692
  Telephone expense                           101         198          488         522
  Postage and courier expense                 161         185          549         507
  Advertising and business development        258         329          858         835
  Transportation, meals and lodging            55         222          340         429
  Termination of business of subsidiary        -           -           564          -
  Other                                       582         551        2,038       1,629
                                          -------      ------       ------      ------
Total noninterest expense                   6,118       7,219       21,140      20,519

Income before income taxes                    714         447        8,775       1,572
Income taxes                                  276         213        4,108         627
                                          -------      ------       ------      ------
Net income                                $   438         234        4,667         945
                                          =======      ======       ======      ======
Net income per share:
  Primary                                 $  0.26        0.15         2.79        0.62
                                          -------      ------       ------      ------
  Fully diluted                           $  0.26        0.15         2.79        0.61
                                          =======      ======       ======      ======

                   Cardinal Bancshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                             1996               1995
                                                           -------             ------
Cash flows from operating activities:
    Net income                                             $ 4,667               945
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                2,407             1,399
    Depreciation, amortization and accretion, net            1,935               139
    Deferred income tax (benefit) expense                      298              (92)
    Gain on sales of securities and loans                   (8,647)             (436)
    Increase in accrued interest receivable
      and other assets                                        (841)           (3,982)
    Increase in accrued interest payable
      and other liabilities                                  2,461             2,921
                                                            ------             -----
Net cash provided by operating activities                    2,280               894



Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits
   in banks                                                  4,158            (5,290)
  Net decrease in federal funds sold                         3,210             1,658
  Purchase of securities:
    Available for sale                                     (53,202)         (101,871)
    Held to maturity                                             -            (1,469)
   Proceeds from sales of securities:
    Available for sale                                      29,980            52,194
   Proceeds from maturities of securities:
    Available for sale                                      36,179            42,309
    Held to maturity                                             -             1,272
   Net increase in loans                                   (40,298)          (76,346)
  Purchases of premises and equipment                       (2,105)           (1,708)
  Proceeds from sales of loans                              33,552                 -
  Spin-off of subsidiary (Note 2)                             (764)                -
                                                           -------           -------
Net cash used in investing activities                       10,710           (89,251)


Cash flows from financing activities:
  Net increase in deposits                                    5,202            83,943
  Net increase (decrease) in securities sold under
    agreements to repurchase                                 (1,270)            1,613
  Net increase (decrease) in notes and advances payable     (23,546)            3,756
  Repayment of obligations under capital lease                    -               (48)
  Dividends                                                    (932)             (845)
  Issuance of common stock                                    5,413               929
                                                           --------            ------
Net cash provided by financing activities                   (15,133)           89,348
                                                           --------            ------
Net increase (decrease) in cash and cash equivalents         (2,143)              991
Cash and cash equivalents at beginning of period             22,172            17,847
                                                           --------            ------
Cash and cash equivalents at end of period                 $ 20,029            18,838
                                                           --------            ------

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

         The consolidated financial statements include the accounts of Cardinal and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the nine months and the three months ended September 30, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and statements of cash flow. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

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

                                                    (Dollars in thousands)
                                                    ----------------------
                Cash                                       $   764
                Interest-bearing deposits                    3,657
                Securities                                  14,216
                Net loans                                   20,637
                Premises                                     3,959
                Other assets                                   870
                Deposits                                    42,644
                FHLB advances                                1,230
                Other liabilities                              867
                Stockholder's equity                          (638)
                                                            ======

3.       Cardinal Credit Corporation Sale of Assets

         On May 14, 1996 Cardinal completed the sale of substantially all of the assets of its subsidiary, Cardinal Credit Corporation, to Norwest Financial Kentucky, Inc. Cardinal recorded an after-tax gain of approximately $4.6 million in connection with such sale and the related termination of Cardinal Credit Corporation's business. As part of the agreement with Norwest, Cardinal agreed that for three years it would not engage in the consumer finance business in the same or substantially similar manner in which Cardinal Credit Corporation engaged in that business. Such agreement does not, however, preclude any Cardinal subsidiary from engaging in its banking business, including the origination of consumer loans, as currently conducted. The cash proceeds of the sale was invested in short-term securities.

4.       Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

                                                             (Dollars in thousands)
                                                          September 30,    December 31,
                                                              1996             1995
              Balance, January 1                            $ 5,789           5,214
              Provisions for loan losses                      2,407           1,994
              Recoveries                                        322             292
              Loans charged-off                              (1,499)         (1,711)
              Adjustments for sale of
                  Cardinal Credit Corporation and
                  Spin-Off of SFNB                           (1,334)
                                                            --------         ------

              Balance, end of period                        $ 5,685           5,789
                                                            =======          ======




5. On September 30, 1996 the Deposit Insurance Funds Act of 1996 was signed into law. As a result of this law, the FDIC will collect a special assessment of 65.7 basis points on Savings Association Insurance Fund ("SAIF") assessable deposits as of March 31, 1995. Cardinal recorded an expense of $726,000 for the special assessment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS OF CARDINAL

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

                             RESULTS OF OPERATIONS

         Net income for the nine months ended September 30, 1996 was $4.667 million or $2.79 primary earnings per share as compared to net income of $945,000 and $0.62 primary earnings per share for the same period in 1995. Annualized return on average stockholders' equity and average assets for the first nine months of 1996 and 1995 were 13.45%, 0.95%, 3.26% and 0.19%, respectively.

         Net interest income is the difference between interest earned and interest expensed plus any loan fees earned. Net interest margin is net interest income divided by average earning assets. The following table summarizes the above for the nine months ended September 30, 1996 and 1995:


                                                                    (Dollars in thousands)
                                                              Nine months ended September 30
                                                               1996                   1995
                                                             --------               --------
         Interest income, including loan fees                $ 41,376                 40,376
         Interest expense                                      20,002                 19,547
                                                             --------               --------
         Net interest income                                 $ 21,374                 20,829
                                                             ========               ========

         Average earning assets                              $614,065               $620,211
         Net interest margin (annualized)                       4.64%                  4.48%

         Net interest income was relatively flat from 1995 to 1996 with the increase in the net interest margin offsetting the decline in average earning assets. The comparison of net interest income between reporting periods is and will continue to be effected by the sale of Cardinal Credit Corporation and the spin-off of SFNB. Below is the same table as above, but eliminating the interest income, interest expense and average assets of Cardinal Credit Corporation and SFNB.

                                                                    (Dollars in thousands)
                                                              Nine months ended September 30
                                                                1996                   1995
                                                              -------                -------

         Interest income, including loan fees                 $ 37,885                 33,312
         Interest expense                                       18,790                 16,948
                                                              --------               --------
         Net interest income                                  $ 19,095                 16,364
                                                              ========               ========

         Average earning assets                               $579,488               $539,369
         Net interest margin (annualized)                        4.39%                  4.04%

         Management provided $2,407,000 in provision for loan losses for the first nine months of 1996 compared to $1,399,000 for the same period in 1995. Management provides a level of reserves based upon an evaluation of the loan portfolio's quality, growth, mix and prior loan loss experience. The increase in the level of provision for loan losses between reporting periods is primarily the result of increases in level of net charge-offs and growth in the loan portfolio. Net charge-offs for the nine months ended September 30, 1996 were $1,177,000 compared to $876,000 for the same period in 1995. Net charge-offs primarily resulted from losses in the consumer finance portfolio, principally of Cardinal Credit Corporation, which totaled $663,000 for the first nine months in 1996 as compared to $637,000 for the same period in 1995. In addition, net charge-offs in the indirect automobile loan portfolio increased from $167,000 for the nine months in 1995 to $488,000 for the same period in 1996. As discussed above at Note 3 to Consolidated Financial Statements, on May 14, 1996 Cardinal sold substantially all of the assets of Cardinal Credit Corporation, including $26 million of consumer finance loans. See "Notes to Consolidated Financial Statements." See "Risk Elements in Loan Portfolio." .

       Noninterest income increased $8.3 million for the first nine months of 1996 as compared to same period in 1995. Of this increase, $8.2 million is attributable to the gain on the sale of $26 million of Cardinal Credit Corporation loans. See Note 3 of "Notes to Consolidated Financial Statements." Insurance commissions and car club fees declined from $681,000 for the nine months in 1995 to $438,000 for the same period in 1996. This decline was primarily the result of the termination of business of Cardinal Credit Corporation on May 14, 1996. Of the $438,000 of such commissions and fees earned in the first nine months of 1996, approximately $299,000 is attributable to the operations of Cardinal Credit Corporation. Trust income increased from $79,000 for the first nine months of 1995 to $325,000 for the same period in 1996. Assets under management for the trust division increased from $70.4 million at September 30, 1995 to $93.3 million at September 30, 1996. Loan servicing fees increased as a result of an increase in the size of the loan servicing portfolio.

         Noninterest expenses increased $621,000 or 3.0% during the first nine months of 1996 compared to the prior year. The most significant causes of the increase was expenses incurred in terminating the operations of Cardinal Credit Corporation ($564,000) and expenses incurred to establish the Internet banking operations (approximately $1.3 million) at SFNB. Cardinal's noninterest expenses are no longer impacted by the SFNB Internet banking operations nor Cardinal Credit Corporation since the SFNB spin-off was effected May 23, 1996 and Cardinal Credit Corporation was sold May 14, 1996. Eliminating the effect of Cardinal Credit Corporation's and SFNB's noninterest expenses for 1996 and 1995, noninterest expenses would have increased from $14.5 million for the first nine months of 1995 to $16.4 million for the same period in 1996. In the fourth quarter of 1996, Cardinal expects to contract for Internet banking services from SFNB's subsidiary, Security First Technologies. Cardinal intends to begin offering its Internet banking product through Vine Street Trust during the first quarter of 1997.

         In connection with the spin-off of SFNB, Cardinal and SFNB agreed with the Board of Governors of the Federal Reserve System that, among other things, Cardinal and SFNB would terminate its various management and director interlocks. Accordingly, on September 20, 1996, Robert W. Copelan, Howard J. Runnion, Jr. and James S. Mahan, III, resigned from the board of directors of Cardinal (as well as all other positions at Cardinal and its subsidiaries), and Robert F. Stockwell resigned as treasurer of Cardinal. On July 19, 1996 and October 24, 1996 Samuel A. B. (Alex) Boone and James M. Hill, IV, respectively, were elected to the board of directors of Cardinal. In connection with the resignations of Messrs. Mahan and Stockwell the Cardinal shareholders approved amendments to the 1992 Limited Stock Option Plan and 1989 Restricted Stock Option Plan which accelerated the vesting of options previously granted to Mahan and Stockwell. The amendments, together with amendments to the 1994 Restricted Stock Option Plan, will result in a non-cash charge against earnings, net of applicable tax benefits, for Cardinal's fourth quarter and fiscal 1996 equal to approximately $1,134,000.

         On October 24, 1996, Cardinal's board of directors elected John S. Penn to the position of President and Chief Executive Officer. Mr. Penn had been Cardinal's President and Chief Operating Officer.

         Set forth below is a condensed income statement reflecting Cardinal's earnings for the nine months ending September 30, 1996 without the effect of Cardinal Credit Corporation, SFNB and the one-time SAIF special assessment.

[CAPTION]

                                                         Cardinal
                                       Cardinal as        Credit                             SAIF        Cardinal
                                        Reported        Corporation        SFNB           Assessment   as Adjusted
                                       -----------      -----------       ------          ----------   -----------
(Dollars in thousands)
Interest income                         $ 41,376            2,303          1,188                          37,885
Interest expense                          20,002              446            766                          18,790
                                        --------            -----          -----                          ------
Net interest income                       21,374            1,857            422                          19,095
Provision for loan losses                  2,407              607              -                           1,800
                                        --------            -----          -----                          ------

Net interest income after
  provision for loan losses               18,967            1,250            422                          17,295
Non-interest income                       10,948            8,575  (1)        81                           2,292
Non-interest expense                      21,140            2,761          1,985             726          15,668
                                        --------            -----          -----             ---          ------
Income before                                                             (1,482)           (726)          3,919
  income taxes                             8,775            7,064
Income taxes                               4,108            2,807  (1)       123  (2)       (247)          1,425
                                        --------            -----          -----             ---           -----
Net income                              $  4,667            4,257  (1)    (1,605)           (479)          2,494
                                        ========            =====          =====             ===           =====


(1) Includes the gain on the sale of substantially all of the assets of Cardinal Credit Corporation of $8.2 million and the related federal, state, and local income tax effect of $3.4 million

(2) Includes $625,000 related to a dividend Cardinal received from SFNB in excess of Cardinal's tax basis in SFNB upon SFNB's spin-off from Cardinal.

         After eliminating the effect of the one-time SAIF special assessment of $726,000, FDIC deposit insurance declined from $638,000 to $405,000 due to the change in deposit insurance rates. Deposit accounts at the Banks are insured to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and deposit accounts at the Thrift are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"). Deposit insurance premiums are paid to the FDIC on a quarterly basis. The FDIC has a risk-based deposit insurance premium assessment system pursuant to which member institutions pay deposit insurance assessment rates depending on the risk classification assigned to each institution. The FDIC places each institution into one of nine assessment risk classifications based on the institution's capital and supervisory classification.

         Deposit insurance premiums for the BIF and the SAIF are set to facilitate each fund achieving a designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and lowered BIF deposit insurance premiums for all but the riskiest institutions. Since the one-time assessment will capitalize the SAIF fund at the appropriate
1.25 percent ratio, the FDIC must establish a new premium schedule and reduce SAIF premiums to an amount necessary to maintain that ratio. It is expected that the reduction will occur as of October 1, 1996. Since fourth quarter SAIF premiums have already been paid at the higher rate, as of September 30, SAIF institutions will be entitled to a refund of the premiums paid at the higher rate. For SAIF institutions not all of fourth quarter premiums will be refunded because approximately $200 million of it has already been earmarked for FICO payments. It is expected that the fourth quarter premiums will be netted against the next quarterly payment due the first business day in January of 1997.

         Beginning January 1, 1997, BIF institutions will be required to pay a portion of the $780 million in annual FICO interest payments. For the first three years, the BIF assessment rates for FICO payments must be one-fifth of that for SAIF institutions. It is currently estimated that this will equal an amount of 1.29 cents per $100 in deposits on BIF-insured deposits and 6.44 cents for SAIF deposits. After January 1, 2000, the FICO assessment will be spread evenly among all BIF and SAIF deposits which is estimated to be at the rate of 2.43 cents per $100 in deposits.

         It is important to note that these assessments are only for FICO interest payments and that further premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25 percent ratio.

         Cardinal had income tax expense of $4.1 million for the first nine months of 1996 compared to $627,000 for the same period in 1995, which yielded effective tax rates of 46.8% for 1996 and 39.9% for 1995. The income tax expense for 1996 includes $625,000 in tax expense related to a dividend received from SFNB in excess of Cardinal's tax basis in SFNB upon SFNB's spin-off from Cardinal and $543,000 in tax expense for the elimination of deferred tax assets for Cardinal Credit Corporation.

                          CONSOLIDATED BALANCE SHEET

         Total assets decreased $53.5 million from December 31,1995 to September 30, 1996 primarily reflecting the effects of the spin-off of SFNB and the sale of assets at Cardinal Credit Corporation. These events had a similar effect on total loan loans, total deposits and borrowings as net loans declined $7 million between December 31, 1995 and September 30, 1996, total deposits declined $37.5 million and total borrowings declined $26 million.

                        RISK ELEMENTS IN LOAN PORTFOLIO

         A summary of nonperforming loans and assets follows:


                                                                    (Dollars in thousands)
                                                            September 30,           December 31,
                                                               1996                    1995

            Non-accrual loans                                $    899                    782
            90 days or more past due                              274                    616
                                                             --------                  -----
               Total non-performing loans                       1,173                  1,398
            Other real estate owned                                20                     93
                                                              -------                  -----
               Total non-performing assets                    $ 1,193                  1,491
                                                              =======                  =====


            Total non-performing loans as a
               percentage of period-end net loans               0.25%                  0.30%

            Total non-performing assets as a per-
               centage of period-end net loans
               and OREO                                         0.26%                  0.32%

            Allowance for loan losses to
                period end net loans                            1.23%                  1.24%

            Allowance for loan losses to
                non-performing loans                           484.7%                 414.1%



         At September 30, 1996, total impaired loans as recognized under SFAS No. 114 was $796,000 as compared to $717,000 at December 31, 1995. Non-accrual loans at September 30, 1996 totaled $899,000 which represented a $117,000 increase from December 31, 1995. Non-performing assets at September 30, 1996 totaled $1,193,000 or 0.26% of total loans which compares favorably with peer levels of 0.67%.

         At September 30, 1996, Cardinal's loan portfolio was comprised of the following:


                 (Dollars in thousands)                                 Percentage
                 ---------------------                                  ----------
                 Commercial                              $ 89,132         19.3%
                 SBA                                       67,499         14.6%
                 Commercial Real Estate                   111,793         24.3%
                 Residential Real Estate                  133,137         28.9%
                 Consumer                                  59,358         12.9%
                                                         --------        ------

                 Totals                                  $460,919        100.0%


         The chart above illustrates the diversity in the Cardinal loan portfolio as evidenced by the fact that no one category comprises more that 29% of the total. Cardinal's loan portfolio is fairly equally distributed between commercial, SBA, real estate and consumer loans. The commercial loans are primarily locally generated and represent lower middle market business loans. The commercial real estate loans are primarily owner-occupied facilities. The SBA portfolio is largely real estate related. Approximately 75% of the SBA portfolio is related to the hospitality industry. These loans are typically to owner operators of franchised middle or economy class hotels. The hospitality portfolio has been generated utilizing various SBA programs which significantly limit Cardinal's risk related to this industry. Approximately 54% of the SBA loan portfolio is guaranteed by the SBA.

         The consumer loan portfolio is comprised of direct installment loans and indirect automobile loans which are generated and serviced in the local markets served by Cardinal subsidiaries. The indirect loan portfolio at September 30, 1996 totaled approximately $41 million and consisted mainly of used car paper generated in south central and eastern Kentucky. Of the $1,177,000 in net charge-offs for the nine months ended September 30, 1996, $488,000 was attributable to the indirect automobile portfolio or 1.6% of the indirect automobile portfolio (annualized).

                               CAPITAL ADEQUACY

         As of September 30, 1996 stockholders' equity totaled $49,832,000, an increase of $8,682,000 since December 31, 1995. Below is a statement of the changes in stockholders' equity between December 31, 1995 and September 30, 1996.


                                                          (Dollars in thousands)
                Balance, December 31, 1995                      $ 41,150
                Issuance of common stock                           5,413
                Net Income                                         4,667
                Dividends paid                                      (932)
                Decrease in net unrealized gain on
                    securities available for sale                 (1,104)

                Spin-Off of SFNB                                     638
                                                                --------
                Balance, September 30, 1996                     $ 49,832
                                                                ========



         At September 30, 1996, each of Cardinal's financial institution subsidiaries met all applicable regulatory capital requirements. Also at that date, Cardinal had Tier I risk-based capital, total risk based capital and leverage ratios of 10.40%, 11.65% and 7.14%, respectively. All capital ratios are in compliance with regulatory minimum requirements.

         On April 15, 1996, Cardinal sold 85,246 shares of common stock at $61.00 per share in a private placement. After fees and expenses, Cardinal netted $4,955,000.

                   COMPARATIVE RESULTS FOR THREE MONTHS ENDED
                   SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         Net income for the three months ended September 30, 1996 was $438,000 as compared to $234,000 for the same period in 1995.

         Net interest income for the three months ended September 30, 1996 was $6,824,000 as compared to $7,343,000 for the same period in 1995. The net interest margin declined slightly between reporting periods from 4.77% to 4.63%. Average earning assets decreased from $616.3 million in 1995 to $586.7 million in 1996. The decline in net interest margin and average earning assets are largely attributable to the sale of Cardinal Credit Corporation and the spin-off of SFNB.

         Management provided $700,000 in provision for loan losses for the three months ended September 30, 1996 as compared to $532,000 for the same period in 1995. The increase between periods is primarily the result of providing adequate loan loss reserves for growth in net loans. Net charge-offs for the three months ended September 30, 1996 were $212,000 compared to $392,000 for the same period in 1995. Net loans increased $25.5 million from June 30, 1996 to September 30, 1996.

         Noninterest income decreased $147,000 for the three months ended September 30, 1996 as compared to the same period in 1995. Insurance commissions and car club fees decreased $142,000 primarily the result of termination of business of Cardinal Credit Corporation. Trust income increased $95,000 as a result of increased assets under management. Loan servicing fees increased $34,000 as a result of an increase in the size of the loan servicing portfolio.

         Noninterest expense for the three months ended September 30, 1996 was $6.1 million as compared to $7.2 million for the same period in 1995. In the third quarter of 1996, Cardinal expensed $726,000 in connection with the FDIC one-time special assessment of 65.7 basis points on SAIF deposits. The decreases between reporting periods for other line items principally was the result of the sale of Cardinal Credit Corporation and the spin-off of SFNB.

Part II.          Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for three months ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARDINAL BANCSHARES, INC.



                                          /s/ John S. Penn
                                          -----------------------------------
                                          John S. Penn
                                          President & Chief Executive Officer



                                          /s/ Jack H. Brown
                                          -----------------------------------
                                          Jack H. Brown
                                          Chief Financial Officer
                                          Principal Accounting Officer

Date:  November 14, 1996