Form 10-K
period 1996-12-31
CARDINAL BANCSHARES INC
filed 1997-03-27
CIK 888184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 1996.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from . . . . . to . . . . .

Commission File Number 34-0-20494


                            Cardinal Bancshares, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Kentucky                                     61-1128205
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

400 East Vine St., Suite 300 Lexington Kentucky                 40507
-----------------------------------------------           ------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (606) 255-8300

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.
           ---
The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on March 18, 1997 as reported on the Nasdaq National Market, was approximately $57,059,000. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's class of common stock, as of March 18, 1997: 1,593,557 shares, common stock, no par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and IV of this report. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated into Part III of this report.

                               TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.    Description of Business                                                3

2.    Description of Property                                                7

3.    Legal Proceedings                                                      7

4.    Submission of Matters to a Vote of Security Holders                    8

                                    PART II

5.    Market for Common Equity and Related Stockholder Matters               8

6.    Selected Financial Data                                                9

7.    Management's Discussion and Analysis of Financial Condition and        9
      Results of Operations

8.    Financial Statements                                                   9

9.    Changes in and Disagreements with Accountants on Accounting and        10
      Financial Disclosure

                                    PART III

10.   Directors, Executive Officers, Promoters and Control Persons;          10
      Compliance with Section 16(a) of the Exchange Act

11.   Executive Compensation                                                 10

12.   Security Ownership of Certain Beneficial Owners and Management         10

13.   Certain Relationships and Related Transactions                         10

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K       10

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION AND BACKGROUND

     Cardinal is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA") and a savings and loan holding company registered under the Home Owners' Loan Act. As of December 31, 1996, Cardinal's total consolidated assets were $629.1 million and its total consolidated stockholders' equity was $50.3 million. Cardinal's business is conducted primarily through its four bank subsidiaries, The Vine Street Trust Company ("Vine Street"), HNB Bank ("HNB"), First & Peoples Bank ("First & Peoples"), the Jefferson Banking Company ("Jefferson"), and its thrift subsidiary, Alliance Bank ("Alliance"). Vine Street, HNB, First & Peoples and Jefferson conduct a commercial banking business throughout Fayette, Harlan, Estill, Washington and Jefferson counties which includes accepting demand and time deposits, providing checking and money market accounts, making commercial, consumer and mortgage loans, and providing safe deposit facilities. Vine Street and Jefferson also offer personal and corporate trust services. As part of Vine Street's activities it originates Small Business Administration and Rural Economic Community Development loans through loan production offices of its subsidiary, VST Financial Services, Inc. ("VST"), located in Atlanta, Georgia, Wilmington, North Carolina and Tampa, Florida as well as in its Lexington, Kentucky office. Mutual Insurance Agency, Inc. ("Mutual Insurance"), a subsidiary of HNB, offers general insurance products, including property and casualty insurance policies, and annuity insurance products.

     Alliance is principally engaged in the business of attracting retail deposits from the general public and investing those funds in mortgage loans (secured primarily by one-four family real estate), construction loans, consumer loans and investment securities. Alliance has a subsidiary, Mutual Service Corporation ("Mutual Service"), which offers a broad range of security products through an agreement with Compulife Investor Services.

     On May 14, 1996 Cardinal completed the sale of substantially all of the assets of its subsidiary, Cardinal Credit Corporation, to Norwest Financial Kentucky, Inc. Cardinal recorded an after-tax gain of approximately $4.6 million in connection with such sale and the related termination of Cardinal Credit Corporation's business. As part of the agreement with Norwest, Cardinal agreed that for three years it would not engage in the consumer finance business in the same or substantially similar manner in which Cardinal Credit Corporation engaged in that business. Such agreement does not, however, preclude any Cardinal subsidiary from engaging in its banking business, including the origination of consumer loans, as currently conducted. The net cash proceeds of the sale were invested in short-term securities.

     On May 23, 1996 Cardinal effected the spin-off of its wholly-owned subsidiary, Security First Network Bank ("SFNB"). Cardinal stockholders received on a pro rata basis the distribution of 2,398,908 shares of SFNB's common stock. The terms and conditions of the spin-off are set forth in the First Amended and Restated Plan of Distribution adopted by the Board of Directors of Cardinal on October 5, 1995. Cardinal no longer has any ownership interest in SFNB. SFNB's Common Stock is traded on NASDAQ's National Market System under the trading symbol "SFNB." Summary balance sheet information of SFNB as of the spin-off date is as follows:



                                        (In thousands)
                                        --------------
Cash                                         $  764
Interest-bearing deposits                     3,657
Securities                                   14,216
Net loans                                    20,637
Premises                                      3,959
Other assets                                    870
Deposits                                     42,644
FHLB advances                                 1,230
Other liabilities                               867
Stockholders' equity                           (638)
                                             ======

     Below is a list of each bank and thrift subsidiary with the total assets, total deposits, and shareholder's equity at year-end 1996, and net income of each for fiscal 1996:


                                  In Thousands

                                       STOCKHOLDER'S        NET
NAME               ASSETS  DEPOSITS      EQUITY           INCOME
----             --------  --------      -----            ------
Vine Street      $162,278  $128,581     $13,275          $6,147
HNB               170,436   156,512      12,720           1,582
First & Peoples    53,349    47,349       3,980             554
Jefferson          76,011    68,199       7,497             305
Alliance          163,772   151,110      12,076             373

SUPERVISION AND REGULATION

     Cardinal is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. HNB, as a national bank, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Jefferson, First & Peoples and Vine Street (collectively with HNB referred to as the "Banks") are Kentucky-chartered banks subject to the regulation, supervision and examination by the FDIC as their primary federal regulator and the Kentucky Department of Financial Institutions (the "Kentucky Department") as their state regulator. Alliance Bank ("Alliance") is a federally chartered savings bank subject to the regulation, supervision and examination of the Office of Thrift Supervision (the "OTS") as its primary federal regulator. The Banks and Alliance also are subject to regulation, supervision and examination as to certain matters by the Federal Reserve Board. In addition, VST is subject to the supervision of, and the regular examination by the Kentucky Department, the Florida Department of Banking and Finance, the Georgia Department of Banking and the North Carolina Banking Commission. See "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" as to the impact of certain laws, rules and regulations on the operations of Cardinal, the Banks and Alliance Bank. Set forth below is a description of certain recent legislative and regulatory developments.

     In September 1996, legislation was enacted that provides regulatory relief to financial institutions and their holding companies. Under the legislation, bank holding companies, such as Cardinal, that own both banks and savings associations are no longer subject to the requirements of the Savings and Loan Holding Company Act. As a result, although Cardinal controls Alliance, it is no longer subject to OTS regulation or reporting requirements as a savings and loan holding company. The legislation also streamlined certain applications to the Federal Reserve Board for approval to engage in nonbanking activities that are set forth in the rules and regulations of the Federal Reserve Board, provided that the holding company is well-capitalized, well-managed, and meets certain other criteria specified in the legislation, as implemented by regulations recently promulgated by the Federal Reserve Board. In order to qualify as a well-capitalized bank holding company, its lead depository institution must be well-capitalized under the standards set forth under the Prompt Corrective Action Act and well-capitalized institutions also must control at least 80% of the total risk-weighted assets held by the bank holding company. In order to qualify as well-managed, no institution controlled by the bank holding company can receive the two lowest composite examination ratings as of their most recent examination. Currently, Cardinal qualifies as well-capitalized and well-managed. At this time, however, Cardinal has no plans to engage in any new nonbanking activities.

     The legislation also addressed the undercapitalization of the Savings Association Insurance Fund (the "SAIF"), of which Alliance is a member. As a result of the legislation, the FDIC imposed a one-time special assessment of
 .657% on deposits insured by the SAIF as of March 31, 1995. Alliance incurred a one-time charge of $726,000 (before taxes) to pay for the special assessment based upon its level of SAIF deposits as of March 31, 1995. After the SAIF was deemed to be recapitalized, Alliance's deposit insurance premiums to the SAIF were reduced as of September 30, 1996. Cardinal and Alliance expect that its future deposit insurance premiums will continue to be lower than the premiums it paid prior to the recapitalization.

     The legislation contemplates the merger of the SAIF, which insures deposits at savings associations such as Alliance, with the Bank Insurance Fund (the "BIF"), which generally insures deposits in national and state-chartered banks, such as the Banks. The combined deposit insurance fund, which will be formed no earlier than January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association. The Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all insured depository institutions. If legislation with respect to the development of a common charter is enacted, Alliance may be required to convert its federal charter to either a new federal type of bank charter or a Kentucky depository institution charter. Cardinal is unable to predict whether such legislation will be enacted.

     During 1996, each of the federal banking agencies continued their respective review of regulations to eliminate duplicative, unduly burdensome and unnecessary regulations. As part of such regulatory reviews, the OCC revised its rules, policies and procedures with respect to activities conducted directly by national banks or operating subsidiaries of national banks. OCC also issued interpretative guidance with respect to national banks acting as insurance agents in towns with populations of less than 5,000 in response to a recent United States Supreme Court decision. Cardinal and HNB are currently reviewing the Court's decision and OCC policies with respect to insurance sales, although no assurances can be given with respect to any new activities of HNB. Furthermore, the OTS revised its regulations pertaining to lending and investments, corporate governance, subsidiaries and equity investments, conflicts of interest and usurpation of corporate opportunity.

     Separate legislation was enacted in 1996 to repeal Section 593 of the Internal Revenue Code under which qualified savings institutions calculated their bad debt deduction for federal income tax purposes. This legislation (i) repealed future bad debt deductions; (ii) exempted pre-1988 bad debt deductions from recapture; and (iii) suspended for two years post-1987 in bad debt deductions from recapture, provided that a savings institution meets a new home mortgage lending test. The legislation exempted from recapture $650,000 in pre-1988 bad debt deductions taken by Alliance.

EMPLOYEES

     As of February 15, 1997, Cardinal and its subsidiaries had 239 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit. Cardinal believes that it enjoys good relations with its personnel.

COMPETITION

     Vigorous competition from other major banking and financial institutions, many with substantially greater resources, exists in the Cardinal subsidiaries' markets. Many of these competitors have resources substantially in excess of those of Cardinal, have broader geographical markets and higher lending limits than the banking subsidiaries and therefore, may be able to make larger loans and sell broader product lines. Each of the Banks and Thrifts competes with thrifts, credit unions, loan companies, money market mutual funds and other financial institutions. The Banks and Thrifts also compete with other nonfinancial institutions such as brokerage houses and mortgage bankers.

     Cardinal and its subsidiaries are not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on Cardinal or its subsidiaries.

ITEM 2. DESCRIPTION OF PROPERTY

     Cardinal's main office and its operations center are located at 400 East Vine Street, Suite 300, Lexington, Kentucky 40507. The Cardinal lease is due to expire August 31, 2000.

     Vine Street's main office is located at 360 East Vine Street, Lexington, Kentucky 40507, in a three-story brick building owned by 360 Vine Street Partners, a limited partnership in which Cardinal owns a 33-1/3% interest. The Vine Street lease is due to expire January 31, 1999. Vine Street also leases space for two branches in Lexington, Kentucky, which are due to expire November 30, 1998 and June 30, 2006.

     HNB's main office is located at 101 North Main Street, Harlan, Kentucky 40831, in a two-story brick structure owned by HNB. HNB owns four of its five branch locations. HNB's branches which are owned are located at 107 Yocum Street in Evarts, Kentucky, Broadway and Court Street, Irvine, Kentucky, 894 Richmond Road, Irvine, Kentucky, and 1202 East Main Street, Cumberland, Kentucky. The leased branch is located in a supermarket in Harlan, Kentucky. The lease will expire March 31, 1998. Four branches are one-story brick buildings. The Broadway and Court Street branch in Irvine is a two-story brick structure.

     First & Peoples owns the property where its main office is located at 110 East Main Street, Springfield, Kentucky. First & Peoples' branch office, located at Lincoln Heritage Plaza, is leased. The lease expires December 1, 1998.

     Jefferson leases a two-story brick building at 4201 Shelbyville Road, Louisville, Kentucky. The lease will expire June 30, 2001.

     VST leases office space in Atlanta, Georgia, Tampa, Florida, and Wilmington, North Carolina.

     Alliance's main office is at 124 North Main Street, Somerset, Kentucky. Alliance owns the land and building where its main office is located. Alliance's branch offices are located at 239 South Highway 27, Somerset, Kentucky, Cumberland Crossing Center, Monticello, Kentucky, Lakeway Drive and Kentucky Highway 80, Russell Springs, Kentucky, South Main Street, London, Kentucky and Master Street, Corbin, Kentucky. Alliance owns the land and the buildings where its Somerset branch, Russell Springs branch, Monticello branch and London branches are located. Alliance leases the land and owns the building where its Corbin branch is located.

     Management believes the properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings to which Cardinal or any subsidiary is a party or to which their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information

     The Cardinal common stock began trading on The Nasdaq Stock Market's National Market under the symbol "CARD" on December 7, 1993. Market makers in Cardinal common stock at year end are Friedman, Billings, Ramsey & Co., Inc., The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, and Sherwood Securities Corporation. Prior to December 7, 1993, Cardinal's common stock was traded sporadically on The Nasdaq Over-the-Counter Bulletin Board, but there was no established public trading market for Cardinal Common Stock.

     The following table sets forth the high and low prices of Cardinal common stock as reported by NASDAQ for the periods indicated:


                              1996                     1995
                         HIGH         LOW        HIGH          LOW
                         ----         ---        ----          ---
First Quarter       $    70.00   $   52.50   $   35.00   $   26.75
Second Quarter          105.50       38.00       41.50       34.50
Third Quarter            42.00       39.00       45.50       38.50
Fourth Quarter           46.00       40.00       71.25       44.00



     The high and low prices of Cardinal set forth above for the periods prior to May 23, 1996 are not adjusted to give effect to the spin-off of SFNB. SFNB's common stock began trading separately from Cardinal's common stock on May 24, 1996.

     (b) Holders

     The 1,593,557 shares of Cardinal common stock outstanding as of March 18, 1997 are held by 458 stockholders of record, not including directors' qualifying shares.

     (c) Dividends

     The holders of Cardinal Common Stock will be entitled to receive and share equally in such dividends as may be declared by the Board of Directors of Cardinal out of funds legally available. Declaration of dividends by the Board of Directors will depend upon a number of factors, including investment opportunities available to Cardinal and its subsidiaries, capital requirements, regulatory limitations, Cardinal and its subsidiaries' results of operations and financial conditions, tax considerations and general economic conditions. For a discussion of certain dividend restrictions see Notes 10 and 15 to the Consolidated Financial Statements and "Management's Discussion and Analysis of
Financial Condition and Results of Operation".


     1996 Quarterly Dividends      1995 Quarterly Dividends
     ------------------------      ------------------------
        First       $0.20             First       $0.20
        Second       0.20             Second       0.20
        Third        0.20             Third        0.20
        Fourth       0.20             Fourth       0.20


ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by this Item is incorporated by reference to page 5 of the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is incorporated by reference to pages 6 through 32 of the Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS.

     The following consolidated financial statements of Cardinal and report of independent auditors, KPMG Peat Marwick LLP, included in the Annual Report to Shareholders on pages 33 through 72 are incorporated by reference:

Report of KPMG Peat Marwick LLP,  Independent Auditors

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item is hereby incorporated by reference to the sections entitled "Voting Securities and Ownership Thereof," "Election of Directors" and "Information about Directors and Nominees" in Cardinal's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference to the section entitled "Executive Compensation" in Cardinal's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The ownership required by this item is hereby incorporated by reference to the section entitled "Voting Securities and Ownership Thereof" in Cardinal's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the section entitled "Transactions with Management and Others" in Cardinal's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) The following documents are filed as a part of this report:

     1. Financial Statements:   the following Consolidated Financial Statements
of Cardinal Bancshares, Inc. and Independent Auditors Report are incorporated by reference to pages 33 through 72 of Cardinal's 1996 Annual Report to
Shareholders:

     Independent Auditors' Report

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

     Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits

     The exhibits listed are filed as part of, or incorporated by reference into, this report:


Exhibit No.              Description
 -----------              -----------
2.1(6)    Amended and Restated Plan of Distribution

3.1(1)    Restated Articles of Incorporation of the Registrant

3.2(2)    Amended and Restated Bylaws of the Registrant

10.1      $15,000,000 Amended and Restated Line of Credit Note

10.2(9) Loan Agreement, with First, Second and Third Amendments and Amended and Restated Stock Pledge Agreement, with First and Second Amendments

10.3(2)*  Cardinal Bancshares, Inc. 1989 Restricted Stock Option Plan as amended
          April 16, 1992

10.4(5)*  Cardinal Bancshares, Inc. 1994 Restricted Stock Option Plan

10.5(3)*  Cardinal Bancshares, Inc. 1992 Limited Stock Option Plan

10.6(2)*  Cardinal Bancshares, Inc. 1992 First Federal Savings Bank
          Restricted Stock Option Plan

10.7(4)*  Cardinal Bancshares, Inc. 1993 Mutual Federal Savings Bank
          Restricted Stock Option Plan

10.8(4)*  Amendment Number 1 to Cardinal Bancshares, Inc. 1992 Limited
          Stock Option Plan

10.9(3)*  Cardinal Bancshares, Inc. VST Financial Services, Inc.
          Restricted Stock Plan and Escrow Agreement

10.10(1)* Director Stock Contract by and among Registrant and each of the Directors of Cardinal Bancshares, Inc. dated as of November 8, 1993

10.11(1)* Letter Agreement between the Registrant and Michael S. Karlin dated December 13, 1993

10.12(5)* Amendment, dated October 26, 1994, to Letter Agreement between
          Registrant and Michael S. Karlin dated December 13, 1993

10.13(5)* Second Amendment, dated December 30, 1994, to Letter Agreement between Registrant and Michael S. Karlin dated December 13, 1993

10.14(1)* Letter Agreement between Registrant and Vincent D. Dailey dated
          December 13, 1993

10.15(5)* Amendment, dated December 30, 1994, to Letter Agreement between
          Registrant and Vincent D. Dailey dated December 13, 1993

10.16(1)* Stock Option Agreement dated December 13, 1993 between
          Registrant and Michael S. Karlin

10.17(1)* Stock Option Agreement dated December 13, 1993 between
          Registrant and Vincent S. Dailey

10.18(5)* Cardinal Bancshares, Inc. Affiliates' Employee Stock Ownership
          Plan and Trust Agreement



10.19(2)* Cardinal Bancshares, Inc. Management Retention Plan and Trust
          Agreement for the Benefit of SFNB Savings Bank

10.20(4)* Cardinal Bancshares, Inc. Management Retention Plan and Trust
          Agreement for the Benefit of  Alliance Savings Bank

10.21(6)  Stock Purchase Agreements with Area Bancshares Corporation,
          Huntington Bancshares, Incorporated and Wachovia Corporation

10.22(7)  Stock Purchase Agreement with Synovus Financial Corporation

10.23(8)  Agreement to Purchase Assets with Norwest Financial
          Kentucky, Inc.

11.1      Statement regarding Computation of Per Share Earnings

13.1      1996 Annual Report to Shareholders

21.1      Subsidiaries of Registrant

23.1      Consent of Independent Auditors

27.0      Financial Data Schedule (EDGAR version only)


(1) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1 (File Number 33-48129).

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(4) Incorporated by reference for Registrant's Registration Statement on Form SB-2 (File Number 33-60796).

(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(6)  Incorporated by reference from October 13, 1995 Form 8-K.

(7)  Incorporated by reference from March 19, 1996 Form 8-K.

         (8)  Incorporated by reference from March 15, 1996 Form 8-K.

         (9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*    Denotes a management contract or compensating plan or arrangement.

(B) Reports on Form 8-K

    There were no Forms 8-K filed for the fourth quarter 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CARDINAL BANCSHARES, INC.


Date:  March 21, 1997           By:  /s/ John S. Penn
       --------------                ---------------------------
                                     John S. Penn, President and
                                     Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 21,  1997              /s/ John S. Penn
       ---------------              --------------------------------
                                    John S. Penn, President and
                                    Chief Executive Officer


Date:  March 21, 1997               /s/ Jack H. Brown
       ---------------              --------------------------------
                                    Jack H. Brown, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)


Date:  March 21, 1997               /s/ Samuel A. B. Boone
       ---------------              --------------------------------
                                    Samuel A. B. Boone, Director


Date:  March 24, 1997               /s/ Vernon J. Cole
       ---------------              --------------------------------
                                    Vernon J. Cole, Director


Date:  March 24, 1997               /s/ James M. Hill, IV
       ---------------              --------------------------------
                                    James M. Hill, IV, Director


Date:  March 23, 1997               /s/ Loyd G. Jasper
       ---------------              --------------------------------
                                    Loyd G. Jasper, Director

Date:  March 21, 1997               /s/ Ryan R. Mahan
       ---------------              --------------------------------
                                    Ryan R. Mahan, Director


Date:  March 21, 1997               /s/  John S. Penn
       ---------------              --------------------------------
                                    John S. Penn, Director


Date:  March 24, 1997               /s/  Ronald C. Switzer
       ---------------              --------------------------------
                                    Ronald C. Switzer, Director