Form 10-Q
period 1997-03-31
CARDINAL BANCSHARES INC
filed 1997-05-12
CIK 888184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarter ended March 31, 1997

                                       or

(     )  Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

For the transition period from . . . . . to . . . . .

Commission File Number 34-0-20494

                            CARDINAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              Kentucky                                  61-1128205
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

             400 East Vine St., Suite 300 Lexington, Kentucky 40507
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (606) 255-8300

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

The number of shares outstanding of the issuer's class of common stock, as of April 30, 1997: 1,593,757 shares of common stock, no par value.

                   CARDINAL BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
Part I               Financial Information

         Item 1.     Consolidated Balance Sheets                             1

                     Consolidated Statements of Operations                 2-3

                     Consolidated Statements of Cash Flows                   4

                     Notes to Consolidated Financial Statements            5-7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8-14


Part II
         Item 6.     Exhibits and Reports on Form 8-K                       15

Signatures                                                                  16


                   Cardinal Bancshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                  March 31,      December 31,
                                                                    1997             1996
                                                                    ----             ----
                                                                 (Unaudited)
                      Assets
Cash and due from banks                                           $  20,886         21,407
Interest bearing deposits in banks                                    1,706          1,400
Federal funds sold                                                   16,015         11,647
Securities available for sale (amortized cost of
  $104,988 in 1997 and $111,325 in 1996)                            105,218        112,203
Loans                                                               475,176        470,067
  Less: Unearned income                                               2,299          2,851
        Allowance for loan losses                                     6,624          6,374
                                                                  ---------        -------
                    Net loans                                       466,253        460,842
Premises and equipment                                                7,798          8,019
Goodwill and other intangible assets, less accumulated
  amortization of $3,422 in 1997 and $3,295 in 1996                   5,233          5,360
Accrued interest receivable and other assets                          8,240          8,183
                                                                  ---------        -------
                   Total assets                                   $ 631,349        629,061
                                                                  =========        =======
       Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                            $  45,690         47,510
  Interest bearing                                                  503,087        501,738
                                                                  ---------        -------
                  Total deposits                                    548,777        549,248

Securities sold under agreements to repurchase                        7,070          4,780
Notes payable                                                           628          1,878
Advances from the Federal Home Loan Bank                             17,010         16,776
Accrued interest payable and other liabilities                        6,679          6,082
                                                                  ---------        -------
                Total liabilities                                   580,164        578,764

Stockholders' equity:
  Common stock, without par value.  Authorized
    5,000,000 shares; issued and outstanding
    1,593,757 voting and 1,998 non-voting shares in 1997 and
    1,592,853 voting and 1,958 non-voting shares in 1996             34,778         34,759
  Retained earnings                                                  16,883         15,587
  Net unrealized gain on securities available for sale,
    net of tax                                                          152            579
  ESOP and MRP loan obligations                                        (628)          (628)
                                                                  ---------        -------
            Total stockholders' equity                               51,185         50,297
                                                                  ---------        -------
    Total liabilities and stockholders' equity                    $ 631,349        629,061
                                                                  =========        =======


                   Cardinal Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             1997              1996
                                                             ----              ----
Interest income:
  Loans, including fees                                    $  10,973           11,869
  Securities:
    Taxable                                                    1,609            2,326
    Tax-exempt                                                    51               40
  Federal funds sold                                             255              273
  Deposits in banks                                               18              103
                                                           ---------          -------
Total interest income                                         12,906           14,611

Interest expense:
  Deposits                                                     5,578            6,381
  Notes payable                                                   33              516
  Advances from the Federal Home
    Loan Bank                                                    292              315
  Securities sold under agreements
    to repurchase                                                 57               60
                                                           ---------          -------
Total interest expense                                         5,960            7,272
                                                           ---------          -------
Net interest income                                            6,946            7,339

Provision for loan losses                                        369              838
                                                           ---------          -------
Net interest income after
  provision for loan losses                                    6,577            6,501

Noninterest income:
  Service charges on deposits                                    338              310
  Insurance commissions                                           30              179
  Car club fees                                                   --               62
  Trust  income                                                  174               89
  Gains on sales of loans                                         36               89
  Securities gains, net                                           16               49
  Loan servicing fees                                            104               47
  Taxable municipal bond securities
    litigation settlement                                         51               --
  Other                                                          145              168
                                                           ---------          -------
Total noninterest income                                         894              993

                  Cardinal Bancshares, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                    (In thousands, except per share data)
                                 (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             1997              1996
                                                             ----              ----
Noninterest expense:
  Salaries and employee benefits                               2,517            3,614
  Net occupancy expense                                          342              506
  Furniture and equipment expense                                402              686
  Professional fees                                               86              186
  Bank shares tax                                                132              136
  FDIC insurance                                                  16              127
  Amortization of goodwill and other
    intangible assets                                            127              127
  Data processing services                                       256              396
  Operating supplies                                             116              205
  Telephone expense                                              100              199
  Postage and courier expense                                    151              218
  Advertising and business development                           232              330
  Transportation, meals and lodging                               54              139
  Other                                                          453              735
                                                           ---------          -------
Total noninterest expense                                      4,984            7,604

Income (loss) before income taxes                              2,487             (110)
Income taxes expense (benefit)                                   872               (6)
                                                           ---------          -------
Net income (loss)                                          $   1,615             (104)
                                                           =========          =======
Net income (loss) per share:
  Primary                                                  $    0.94            (0.06)
                                                           =========          =======
  Fully diluted                                            $    0.94            (0.06)
                                                           =========          =======

                   Cardinal Bancshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     1997            1996
                                                                     ----            ----
Cash flows from operating activities:
  Net income (loss)                                               $   1,615           (104)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                           369            838
    Depreciation, amortization and accretion, net                       550            832
    Deferred income tax benefit                                         (79)          (199)
    Net gain on sales of securities and loans                           (52)          (138)
    Increase in accrued interest receivable
      and other assets                                                  243            198
    Increase (decrease) in accrued interest payable
      and other liabilities                                             597           (254)
                                                                  ---------        -------
Net cash provided by operating activities                             3,243          1,173
                                                                  ---------        -------
Cash flows from investing activities:
  Net increase in interest bearing deposits
    in banks                                                           (306)        (4,634)
  Net increase in federal funds sold                                 (4,368)        (1,150)
  Purchase of securities available for sale                         (23,026)       (15,481)
  Proceeds from sales of securities available for sale               12,491          3,601
  Proceeds from maturities of securities available for sale          16,908         10,929
  Net increase in loans                                              (5,764)        (2,573)
  Purchases of premises and equipment                                  (202)        (1,344)
                                                                  ---------        -------
Net cash used in investing activities                                (4,267)       (10,652)
                                                                  ---------        -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                  (471)         9,166
  Net increase (decrease) in securities sold under
    agreements to repurchase                                          2,290           (535)
  Net decrease in notes and advances payable                         (1,016)          (448)
  Dividends paid                                                       (319)          (298)
  Issuance of common stock                                               19            190
                                                                  ---------        -------
Net cash provided by financing activities                               503          8,075
                                                                  ---------        -------

Net decease in cash and cash equivalents                               (521)        (1,404)
Cash and cash equivalents at beginning of period                     21,407         22,172
                                                                  ---------        -------
Cash and cash equivalents at end of period                        $  20,886         20,768
                                                                  =========        =======
Supplemental cash flow information:
  Cash paid for income taxes                                            --             --
  Cash paid for interest                                              5,963          7,239
                                                                  =========        =======
  Noncash financing and investing activities:
      Loans transferred to other assets                                 --              10
                                                                  =========        =======

                   Cardinal Bancshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Cardinal Bancshares, Inc. ("Cardinal") and its wholly-owned subsidiaries, The Vine Street Trust Company, HNB Bank, NA, First & Peoples Bank, Alliance Bank, and Jefferson Banking Company, conform to generally accepted accounting principles and, in management's view, general practices within the banking industry.

         The consolidated financial statements include the accounts of Cardinal and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended March 31, 1997 and 1996 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. The consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in Cardinal's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

2.       Security First Network Bank Spin-Off

         On May 23, 1996 Cardinal effected the spin-off of its wholly-owned subsidiary, Security First Network Bank ("SFNB"). Cardinal stockholders received on a pro rata basis the distribution of 2,398,908 shares of SFNB common stock. The terms and conditions of the spin-off are set forth in the First Amended and Restated Plan of Distribution adopted by the Board of Directors of Cardinal on October 5, 1995. Cardinal no longer has any ownership interest in SFNB. SFNB's Common Stock is traded on NASDAQ's National Market System under the trading symbol "SFNB."

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

4. The amortized cost and market value of securities available for sale are summarized as follows:

                                                              March 31, 1997                December 31, 1996
                                                              --------------                -----------------
                                                          Amortized        Market        Amortized       Market
           (In thousands)                                    Cost           Value           Cost         Value
           --------------                                    ----           -----           ----         -----
           U. S. Treasury                                  $ 19,701         20,009         23,721        24,174
           Federal Agencies                                  25,510         25,453         38,155        38,214
           Mortgage backed securities                        47,155         47,192         41,021        41,341
           States and political subdivision                   8,018          7,960          3,898         3,944
           Equity and other securities                        4,604          4,604          4,530         4,530
                                                              -----          -----          -----         -----

                                                           $104,988        105,218        111,325       112,203
                                                           ========        =======        =======       =======

5.       Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

                                                         March 31,    December 31,
                 (In thousands)                            1997          1996
                 --------------                            ----          ----
                 Balance, January 1                       $6,374         5,789
                 Provision for Loan Losses                   369         3,480
                 Recoveries                                   92           474
                 Loans charged off                           211         2,035
                 Changes incident to spin-off
                       and sale of loans                                (1,334)
                                                          ------        ------
                 Balance, end of period                   $6,624         6,374
                                                          ======         =====


6.       Adoption of New Accounting Principles

         On January 1, 1997 Cardinal implemented Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

         The implementation of SFAS No. 125 did not have a material effect on Cardinal's consolidated financial statements.

7.       Subsequent Event

         On May 1, 1997 Cardinal announced that it had signed a definitive agreement to merge with Area Bancshares Corporation, ("Area") (Nasdaq - NMS:
AREA). Under terms of the agreement, Area will exchange 2.7391 shares of its common stock for each share of Cardinal common stock outstanding. Based on Area's closing price of $22.00 on April 30, 1997 and Cardinal's total outstanding shares and options, the transaction would be valued at approximately $109 million and represent an exchange value of $60.26 for each share of Cardinal common stock. The purchase price would be 1.88 times Cardinal's March 31, 1997 book value. The combination, which will be accounted for as a pooling of interests, is expected to be consummated during the fourth quarter of 1997, pending Area and Cardinal shareholder approval, regulatory approval, and other customary conditions of closing. The exchange of Area stock for Cardinal stock is expected to be a tax-free exchange for federal income tax purposes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS OF CARDINAL

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

                              RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1997 was $1.615 million or $0.94 primary earnings per share as compared to a net loss of $104,000 and ($0.06) primary earnings per share for the same period in 1996. Annualized return on average stockholders' equity and average assets for the first three months of 1997 and 1996 were 12.65%, 1.03%, (1.02%) and (0.06%), respectively.

         Net interest income is the difference between interest earned and interest expensed plus any loan fees earned. Net interest margin is net interest income divided by average earning assets. The following table summarizes the above for the three months ended March 31, 1997 and 1996:

                                                   (Dollars in thousands)
                                                 Three months ended March 31
                                                     1997           1996
                                                   --------       --------
         Interest income, including loan fees      $ 12,906         14,611
         Interest expense                             5,960          7,272
                                                   --------       --------
         Net interest income                       $  6,946          7,339
                                                   ========       ========

         Average earning assets                    $594,232       $632,048
         Net interest margin (annualized)             4.68%          4.64%

         Net interest income was relatively flat from 1996 to 1997 with the increase in the net interest margin offsetting the decline in average earning assets. The comparison of net interest income between reporting periods is and will continue to be effected by the sale of Cardinal Credit Corporation and the spin-off of SFNB. Below is the same table as above, but eliminating the interest income, interest expense and average assets of Cardinal Credit Corporation and SFNB (see Notes 2 and 3 to the Consolidated Financial Statements).

                                                   (Dollars in thousands)
                                                 Three months ended March 31,
                                                     1997           1996
                                                   --------       --------
         Interest income, including loan fees      $ 12,906         12,371
         Interest expense                             5,960          6,501
                                                   --------       --------
         Net interest income                       $  6,946          5,870
                                                   ========       ========

         Average earning assets                    $594,232       $568,426
         Net interest margin (annualized)             4.68%          4.13%

         Management provided $369,000 in provision for loan losses for the first three months of 1997 compared to $838,000 for the same period in 1996. Management provides a level of reserves based upon an evaluation of the loan portfolio's quality, growth, mix and prior loan loss experience. The decrease in the level of provision for loan losses between reporting periods is primarily the result of decreases in the level of net charge-offs. Net charge-offs for the three months ended March 31, 1997 were $119,000 compared to $441,000 for the same period in 1996. Net charge-offs in 1996 primarily resulted from losses in the consumer finance portfolio, principally of Cardinal Credit Corporation, which totaled $344,000 for the first three months in 1996. In addition, net charge-offs in the indirect automobile loan portfolio decreased from $137,000 for the three months in 1996 to $96,000 for the same period in 1997. As discussed above at Note 3 to the Consolidated Financial Statements, on May 14, 1996 Cardinal sold substantially all of the assets of Cardinal Credit Corporation, including all of its $26 million of consumer finance loans. See "Notes to Consolidated Financial Statements." See "Risk Elements in Loan Portfolio."

         Noninterest income decreased $99,000 for the first three months of 1997 as compared to the same period in 1996. Below is a table that eliminates the noninterest income of Cardinal Credit Corporation and SFNB from the amounts reported in the first three months of 1996.

                                                     Three months ended March 31
                                    -------------------------------------------------------------------

                                        1997           1996          Cardinal                    1996
(Dollars in thousands)              as reported     as reported       Credit         SFNB      adjusted
                                    -----------     -----------      --------        ----      --------
Noninterest income:
   Service charges on deposits          $338            310                           27          283
   Insurance commissions                  30            179            133            19           27
   Car club fees                           -             62             62             -            -
   Trust income                          174             89              -             -           89
   Gains on sale of loans                 36             89              -             -           89
   Security gains, net                    16             49              -             -           49
   Loan servicing fees                   104             47              -             -           47
   Taxable municipal bond
     securities litigation
     settlement                           51              -              -             -            -
   Other                                 145            168             32             5          131
                                        ----            ---            ---             -          ---

  Total noninterest income              $894            993            227            51          715
                                        ====            ===            ===            ==          ===

         The increase in trust income results primarily from an increase in average assets under management. The decrease in gains on sales of loans results from a decline in mortgage loans sold in the secondary market. The $51,000 taxable municipal bond securities litigation settlement represented monies received as a result of losses incurred in 1992 from the sale of certain taxable municipal bonds.

         Noninterest expenses decreased $2.6 million between reporting periods of 1997 and 1996, substantially all of which can be attributed to the termination of business of Cardinal Credit Corporation and the spin-off of SFNB. Cardinal's noninterest expenses were not impacted by Cardinal Credit Corporation and SFNB for the first quarter of 1997 since Cardinal Credit Corporation terminated business on May 14, 1996 and SFNB was spun-off effective May 23, 1996. Below is a table that eliminates the effect of Cardinal Credit Corporation and SFNB from noninterest expenses for the first quarter of 1996.

                                                     Three months ended March 31
                                    -------------------------------------------------------------------

                                        1997           1996          Cardinal                     1996
(Dollars in thousands)              as reported     as reported       Credit         SFNB      as adjusted
                                    -----------     -----------      --------        ----      -----------
Noninterest expense:
  Salary and employee benefits        $2,517          3,614            800            459        2,355
  Net occupancy expense                  342            506            139             31          336
  Furniture & equipment
     expense                             402            686             60            253          373
  Professional fees                       86            186              5             67          114
  Bank share taxes                       132            136              -              6          130
  FDIC insurance                          16            127              -             19          108
  Amortization of goodwill
     and other intangibles               127            127              -              -          127
  Data processing services               256            396              7             96          293
  Operating supplies                     116            205             39             28          138
  Telephone                              100            199             46             35          118
  Postage and courier                    151            218             34             14          170
  Advertising and business
     development                         232            330             25             90          215
  Transportation, meals
     and lodging                          54            139              8             79           52
  Other                                  453            735             80            115          540
                                      ------          -----          -----          -----        -----

  Total noninterest expense           $4,984          7,604          1,243          1,292        5,069
                                      ======          =====          =====          =====        =====


         FDIC insurance substantially declined as a result of passage of the Deposit Insurance Funds Act of 1996, which decreased the insurance assessments for banks and thrifts. Deposit accounts at Cardinal's subsidiary banks are insured to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and deposit amounts at Cardinal's subsidiary thrift are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF").

         Beginning January 1, 1997, BIF institutions are required to pay a portion of the $780 million in annual FICO interest payments. For the first three years, the BIF assessment rates for the FICO payments must be one-fifth of that for SAIF institutions. It is currently estimated that this will equal an amount of 1.29 cents per $100 in deposits on BIF-insured deposits and 6.44 cents for SAIF deposits. After January 1, 2000, the FICO assessment will be spread evenly among all BIF and SAIF deposits which is estimated to be at the rate of
2.43 cents per $100 in deposits.



                           CONSOLIDATED BALANCE SHEET


         Total assets increased $2.3 million from December 31,1996 to March 31, 1997. Loans, net of unearned income, increased $5.7 million between December 31, 1996 and March 31, 1997 funded primarily by liquidation of securities available for sale. Deposits declined slightly from $549.2 million at December 31, 1996 to $548.8 million at March 31, 1997.

                         RISK ELEMENTS IN LOAN PORTFOLIO


         A summary of nonperforming loans and assets follows:

                                                      (Dollars in thousands)
                                                    March 31,     December 31,
                                                      1997            1996
                                                      ----            ----
          Nonaccrual loans                           $1,015            607
          90 days or more past due and
             still accruing                             995            373
                                                     ------            ---
             Total nonperforming loans                2,010            980
          Other real estate owned                        18             18
                                                     ------            ---
             Total nonperforming assets              $2,028            998
                                                     ======            ===


          Total nonperforming loans as a
             percentage of period-end net loans       0.43%           0.21%

          Total nonperforming assets as a per-
             centage of period-end net loans
             and OREO                                 0.43%           0.21%

          Allowance for loan losses to
              period end net loans                    1.40%           1.36%

          Allowance for loan losses to
              nonperforming loans                    329.6%          650.4%

         At March 31, 1997, total impaired loans as recognized under SFAS No. 114 were $763,000 as compared to $509,000 at December 31, 1996.

         At March 31, 1997, nonperforming loans totaled $2.010 million, an increase of $1.030 million over December 31, 1996. The primary reasons for the increase in nonperforming loans were the failure to renew three loans in a timely manner and an increase in nonaccrual loans related to the indirect automobile portfolio. At March 31, 1997 there were three loans totaling $501,000 that had matured and were not renewed before they became 90 days past due. During the month of April, these three loans were renewed and returned to performing status.

         At March 31, 1997, Cardinal's loan portfolio was comprised of the following:

          (Dollars in thousands)                                      Percent
          ----------------------                                      -------
          Commercial                                  $ 53,411          11.3%
          SBA                                           72,018          15.2%
          Commercial Real Estate                       100,208          21.2%
          Residential Real Estate                      167,851          35.5%
          Consumer                                      79,389          16.8%
                                                      --------         -----

          Total                                       $472,877         100.0%
                                                      ========         =====

         The commercial loans are primarily locally generated and represent lower middle market business loans. The commercial real estate loans are primarily owner-occupied facilities. The SBA portfolio is largely real estate related. Approximately 72% of the SBA portfolio is related to the hospitality industry. These loans are typically to owner operators of franchised middle or economy class hotels. The hospitality portfolio has been generated utilizing various SBA programs which significantly limit Cardinal's risk related to this industry. Approximately 51% of the SBA loan portfolio is guaranteed by the SBA.

         The consumer loan portfolio is comprised of direct installment loans and indirect automobile loans which are generated and serviced in the local markets served by Cardinal subsidiaries. The indirect loan portfolio at March 31, 1997 totaled approximately $40 million and consisted mainly of used car paper generated in south central and eastern Kentucky. Of the $119,000 in net charge-offs for the three months ended March 31, 1997, $96,000 was attributable to the indirect automobile portfolio or 1.0% of the indirect automobile portfolio (annualized).


                                CAPITAL ADEQUACY

         As of March 31, 1997 stockholders' equity totaled $51.2 million, an increase of $888,000 since December 31, 1996. Below is a summary of the changes in stockholders' equity between December 31, 1996 and March 31, 1997.


                                                      (Dollars in thousands)
          Balance, December 31, 1996                         $ 50,297
          Issuance of common stock                                 19
          Net income                                            1,615
          Dividends paid                                         (319)
          Decrease in net unrealized gain on
              securities available for sale                      (427)
                                                             --------

          Balance, March 31, 1997                            $ 51,185
                                                             ========

         At March 31, 1997, each of Cardinal's financial institution subsidiaries met all applicable regulatory capital requirements. Also at that date, Cardinal had Tier I risk-based capital, total risk based capital and leverage ratios of 10.58%, 11.83% and 7.35%, respectively. All capital ratios are in compliance with regulatory minimum requirements.



                            NEW ACCOUNTING PRINCIPLES


         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of and entity, similar to fully diluted EPS.

         This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Cardinal does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

         SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. This Statement contains no charge in disclosure requirements for companies that were subject to previously existing requirements. This Statement was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements.

         This Statement is effective for financial statements for periods ending after December 15, 1997. The implementation of this Statement will not have a material effect on Cardinal's consolidated financial statements.

Part II.          Other Information


         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.    Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for three months ended March 31, 1997.

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

Date:  May 6, 1997