Form 10-Q
period 1997-06-30
CARDINAL BANCSHARES INC
filed 1997-08-13
CIK 888184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    Form 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarter ended June 30, 1997

                                       or

(   )    Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

For the transition period from . . . . . to . . . . .

Commission File Number 34-0-20494

                            CARDINAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              Kentucky                                    61-1128205
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

             400 East Vine St., Suite 300 Lexington, Kentucky 40507
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (606) 255-8300
                                                      -------------

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

The number of shares outstanding of the issuer's class of common stock, as of July 31, 1997: 1,604,577 shares of common stock, no par value.

                   CARDINAL BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
Part I                 Financial Information

         Item 1.       Consolidated Balance Sheets                           1

                       Consolidated Statements of Income                    2-3

                       Consolidated Statements of Cash Flows                 4

                       Notes to Consolidated Financial Statements           5-7

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        8-16


Part II                Other Information

         Item 4.       Submission of Matters to a Vote of Security
                       Holders                                               17

         Item 6.       Exhibits and Reports on Form 8-K                      17

Signatures                                                                   18

                   Cardinal Bancshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                    ----            ----
                                                                 (Unaudited)
                      Assets
Cash and due from banks                                           $  20,169         21,407
Interest bearing deposits in banks                                    1,478          1,400
Federal funds sold                                                    1,900         11,647
Securities available for sale (amortized cost of
  $112,696 in 1997 and $111,325 in 1996)                            113,443        112,203
Loans                                                               485,997        470,067
  Less: Unearned income                                               1,885          2,851
        Allowance for loan losses                                     6,742          6,374
                                                                  ---------        -------
                    Net loans                                       477,370        460,842
Premises and equipment                                                7,910          8,019
Goodwill and other intangible assets, less accumulated
  amortization of $3,549 in 1997 and $3,295 in 1996                   5,106          5,360
Accrued interest receivable and other assets                          8,606          8,183
                                                                  ---------        -------
                   Total assets                                   $ 635,982        629,061
                                                                  =========        =======

       Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                            $  45,114         47,510
  Interest bearing                                                  504,988        501,738
                                                                  ---------        -------
                  Total deposits                                    550,102        549,248

Securities sold under agreements to repurchase                        6,875          4,780
Notes payable                                                           628          1,878
Advances from the Federal Home Loan Bank                             19,142         16,776
Accrued interest payable and other liabilities                        6,140          6,082
                                                                  ---------        -------
                Total liabilities                                   582,887        578,764

Stockholders' equity:
  Common stock, without par value.  Authorized
    5,000,000 shares; issued and outstanding
    1,602,769 voting and 1,998 non-voting shares in 1997 and
    1,592,853 voting and 1,958 non-voting shares in 1996             35,038         34,759
  Retained earnings                                                  18,191         15,587
  Net unrealized gain on securities available for sale,
    net of tax                                                          494            579
  ESOP and MRP loan obligations                                        (628)          (628)
                                                                  ---------        -------
            Total stockholders' equity                               53,095         50,297
                                                                  ---------        -------
    Total liabilities and stockholders' equity                    $ 635,982        629,061
                                                                  =========        =======



See accompanying notes to consolidated financial statements.

                   Cardinal Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Income
                     (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                             1997        1996        1997      1996
                                             ----        ----        ----      ----
Interest income:
  Loans, including fees                    $ 11,306      11,262     22,279    23,131
  Securities:
    Taxable                                   1,661       2,241      3,270     4,567
    Tax-exempt                                  141          37        192        77
  Federal funds sold                            232         200        487       473
  Deposits in banks                              22         124         40       227
                                           --------      ------     ------    ------
Total interest income                        13,362      13,864     26,268    28,475

Interest expense:
  Deposits                                    5,742       6,051     11,320    12,432
  Notes payable                                  15         232         48       748
  Advances from the Federal Home
    Loan Bank                                   300         311        592       626
  Securities sold under agreements
    to repurchase                                74          59        131       119
                                           --------      ------     ------    ------
Total interest expense                        6,131       6,653     12,091    13,925
                                           --------      ------     ------    ------
Net interest income                           7,231       7,211     14,177    14,550

Provision for loan losses                       369         869        738     1,707
                                           --------      ------     ------    ------
Net interest income after
  provision for loan losses                   6,862       6,342     13,439    12,843

Noninterest income:
  Service charges on deposits                   357         312        695       622
  Insurance commissions                          51         122         81       301
  Car club fees                                   -          24          -        86
  Trust income                                  214         122        388       211
  Gains on sales of loans                        57       8,436         93     8,525
  Securities gains (losses), net                 (9)        (11)         7        38
  Loan servicing fees                           115          62        219       109
  Taxable municipal bond securities
    litigation settlement                         -           -         51         -
  Other                                         109         180        254       348
                                           --------      ------     ------    ------
Total noninterest income                        894       9,247      1,788    10,240

                                                                          (Continued)

                   Cardinal Bancshares, Inc. and Subsidiaries
                      Consolidated Statements of Income
                     (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                             1997        1996        1997      1996
                                             ----        ----        ----      ----
Noninterest expense:
  Salaries and employee benefits              2,560       3,287      5,077     6,901
  Net occupancy expense                         369         470        711       976
  Furniture and equipment expenses              401         594        803     1,280
  Professional fees                             176         143        262       329
  Bank shares tax                               190         135        322       271
  FDIC insurance                                 37         120         53       247
  Amortization of goodwill and other
    intangible assets                           127         127        254       254
  Data processing services                      255         305        511       701
  Operating supplies                            101         178        217       383
  Telephone expense                             125         188        225       387
  Postage and courier expense                   162         170        313       388
  Advertising and business development          240         270        472       600
  Transportation, meals and lodging              54         146        108       285
  Termination of business of subsidiary           -         564          -       564
  Other                                         536         721        989     1,456
                                           --------      ------     ------    ------
Total noninterest expense                     5,333       7,418     10,317    15,022

Income before income taxes                    2,423       8,171      4,910     8,061
Income taxes expense                            794       3,838      1,666     3,832
                                           --------      ------     ------    ------
Net income                                 $  1,629       4,333      3,244     4,229
                                           ========      ======     ======    ======

Net income per share:
  Primary                                  $   0.95        2.56       1.89      2.55
                                           ========      ======     ======    ======
  Fully diluted                            $   0.94        2.56       1.88      2.55
                                           ========      ======     ======    ======



See accompanying notes to consolidated financial statements.

                   Cardinal Bancshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                                1997          1996
                                                                ----          ----
Cash flows from operating activities:
  Net income                                                   $  3,244       4,229
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                       738       1,707
    Depreciation, amortization and accretion, net                   972       1,489
    Deferred income tax expense (benefit)                           (52)        211
    Net gain on sales of securities and loans                      (100)     (8,425)
    Increase in accrued interest receivable
      and other assets                                             (325)       (618)
    Increase in accrued interest payable
      and other liabilities                                          58       4,495
                                                               --------      ------
Net cash provided by operating activities                         4,535       3,088
                                                               --------      ------
Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits
    in banks                                                        (78)      2,999
  Net decrease in federal funds sold                              9,747         180
  Purchase of securities available for sale                     (43,174)    (47,839)
  Proceeds from sales of securities available for sale           19,416       7,577
  Proceeds from maturities of securities available for sale      22,525      25,564
  Net increase in loans                                         (17,173)    (14,758)
  Proceeds from sales of loans                                        -      33,552
  Spin-off of subsidiary (Note 2)                                     -        (764)
  Purchases of premises and equipment                              (740)     (1,745)
                                                               --------      ------
Net cash provided by (used in) investing activities              (9,477)      4,766
                                                               --------      ------

Cash flows from financing activities:
  Net increase in deposits                                          854       9,778
  Net increase (decrease) in securities sold under
    agreements to repurchase                                      2,095      (1,310)
  Net increase (decrease) in notes and advances payable           1,116     (21,732)
  Dividends paid                                                   (640)       (615)
  Issuance of common stock                                          279       5,413
                                                               --------      ------
Net cash provided by financing activities                         3,704      (8,466)
                                                               --------      ------

Net decease in cash and cash equivalents                         (1,238)       (612)
Cash and cash equivalents at beginning of period                 21,407      22,172
                                                               --------      ------
Cash and cash equivalents at end of period                     $ 20,169      21,560
                                                               ========      ======

Supplemental cash flow information:
  Cash paid for income taxes                                   $  1,500         450
  Cash paid for interest                                       $ 12,165      14,824
                                                               ========      ======
  Noncash financing and investing activities:
      Loans transferred to other assets                        $     32          10
                                                               ========      ======


See accompanying notes to consolidated financial statements.

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

         The consolidated financial statements include the accounts of Cardinal and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months and six months ended June 30, 1997 and 1996 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. The consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies footnote which appears in Cardinal's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

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

3.       Cardinal Credit Corporation Sale of Assets

         On May 14, 1996 Cardinal completed the sale of substantially all of the assets of its subsidiary, Cardinal Credit Corporation, to Norwest Financial Kentucky, Inc. Cardinal recorded an after-tax gain of approximately $4.6 million in connection with such sale and the related termination of Cardinal Credit Corporation's business. The agreement with Norwest did not preclude Cardinal or its affiliated banks from engaging in their banking business as presently operated, including, without limitation, offering, originating or purchasing consumer loans consistent with past practice as of May 14, 1996. The agreement provides any party which acquires "control" (within the meaning of Section 7 of the Federal Deposit Insurance Act, or Section 3 of the Bank Holding Company Act) of Cardinal, subsequent to May 16, 1996, shall not be precluded from engaging in the consumer finance business if such party then engages in that business in any way as of the time it acquires control of Cardinal. Area Bancshares
Corporation, which has entered into a merger agreement with Cardinal (See Note
8 below), is presently engaging in the consumer finance business.

4. The amortized cost and market value of securities available for sale are summarized as follows:

                                                            June 30, 1997               December 31, 1996
                                                            -------------               -----------------
                                                       Amortized        Market        Amortized       Market
           (In thousands)                                 Cost           Value          Cost          Value
           --------------                                 ----           -----          ----          -----
           U. S. Treasury                               $ 19,629         19,975         23,721        24,174
           Federal Agencies                               26,103         26,116         38,155        38,214
           Mortgage backed securities                     46,714         47,045         41,021        41,341
           States and political subdivision               15,567         15,624          3,898         3,944
           Equity and other securities                     4,683          4,683          4,530         4,530
                                                        --------        -------        -------       -------
                                                        $112,696        113,443        111,325       112,203
                                                        ========        =======        =======       =======


5.       Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

                                                       June 30,       December 31,
                 (In thousands)                          1997             1996
                 --------------                          ----             ----
                 Balance, January 1                     $6,374           5,789
                 Provision for Loan Losses                 738           3,480
                 Recoveries                                145             474
                 Loans charged off                        (515)         (2,035)
                 Changes incident to spin-off
                       and sale of loans                     -          (1,334)
                                                        ------           -----
                 Balance, end of period                 $6,742           6,374
                                                        ======           =====


6.       Adoption of New Accounting Principles

         On January 1, 1997 Cardinal implemented Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

         The implementation of SFAS No. 125 did not have a material effect on Cardinal's consolidated financial statements as a result of Cardinal not having a material amount of asset transfers and asset servicing.

7.       Off-balance-sheet Instruments Used for Interest Rate Risk Management

         The Company enters into interest rate swaps to manage its sensitivity to interest rate risk by using these instruments to offset the inherent price or interest rate risk of specific on-balance-sheet assets or liabilities. Interest revenue or interest expense on such transactions is accrued over the term of the agreement as an adjustment to the yield or cost of the related asset or liability. Transaction fees and realized gains and losses, if any, are deferred and amortized to interest revenue or interest expense over the term of the agreement. The fair values of any interest rate swaps are not recognized in the financial statements.

8.       Subsequent Event

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS OF CARDINAL

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

                              RESULTS OF OPERATIONS

         Net income for the six months ended June 30, 1997 was $3.244 million or $1.89 primary earnings per share as compared to a net income of $4.229 million and $2.55 primary earnings per share for the same period in 1996. Annualized return on average stockholders' equity and average assets for the first six months of 1997 were 12.54% and 1.02%, respectively. Because of the spin-off of SFNB and the sale of Cardinal Credit Corporation loans, the return on average equity and average assets for 1996 are not meaningful.

         Net interest income is the difference between interest earned and interest expensed plus any loan fees earned. Net interest margin is net interest income divided by average earning assets. The following table summarizes the above for the six months ended June 30, 1997 and 1996:

                                                          (Dollars in thousands)
                                                         Six months ended June 30
                                                          1997               1996
                                                        --------            ------
         Interest income, including loan fees           $ 26,268            28,475
         Interest expense                                 12,091            13,925
                                                        --------            ------
         Net interest income                            $ 14,177            14,550
                                                        ========            ======

         Average earning assets                         $600,159          $627,914
         Net interest margin (annualized) (tax
         equivalent)                                       4.76%             4.65%

         Net interest income was relatively flat from 1996 to 1997 with the increase in the net interest margin offsetting the decline in average earning assets. The comparison of net interest income between reporting periods is and will continue to be effected by the sale of loans of Cardinal Credit Corporation and the spin-off of SFNB. Below is the same table as above, but eliminating the interest income, interest expense and average assets of Cardinal Credit Corporation and SFNB (see Notes 2 and 3 to the Consolidated Financial Statements).

                                                                       (Dollars in thousands)
                                                                      Six months ended June 30,
                                                                    1997                    1996
                                                                  --------               --------
         Interest income, including loan fees                     $ 26,268                 24,984
         Interest expense                                           12,091                 12,713
                                                                  --------                 ------
         Net interest income                                      $ 14,177                 12,271
                                                                  ========                 ======

         Average earning assets                                   $600,159               $575,876
         Net interest margin (annualized) (tax
         equivalent)                                                 4.76%                  4.26%

         Management provided $738,000 in provision for loan losses for the first six months of 1997 compared to $1,707,000 for the same period in 1996. Management provides a level of reserves based upon an evaluation of the loan portfolio's quality, growth, mix and prior loan loss experience. The decrease in the level of provision for loan losses between reporting periods is primarily the result of decreases in the level of net charge-offs. Net charge-offs for the six months ended June 30, 1997 were $370,000 compared to $965,000 for the same period in 1996. Net charge-offs in 1996 primarily resulted from losses in the consumer finance portfolio, principally of Cardinal Credit Corporation, which totaled $663,000 for the first six months in 1996. In addition, net charge-offs in the indirect automobile loan portfolio decreased from $333,000 for the six months in 1996 to $268,000 for the same period in 1997. As discussed above at
Note 3 to the Consolidated Financial Statements, on May 14, 1996 Cardinal sold substantially all of the assets of Cardinal Credit Corporation, including all of its $26 million of consumer finance loans. See "Notes to Consolidated Financial Statements." See "Risk Elements in Loan Portfolio."

         Noninterest income decreased $8.452 million for the first six months of 1997 as compared to the same period in 1996. Below is a table that eliminates the noninterest income of Cardinal Credit Corporation and SFNB from the amounts reported in the first six months of 1996.

                                                      Six months ended June 30
                                    ------------------------------------------------------------
                                      1997         1996
                                       as           as         Cardinal                  1996 as
(Dollars in thousands)              reported      reported      Credit        SFNB      adjusted
                                    ---------     ---------    --------       ----      --------
Noninterest income:
   Service charges on deposits        $  695           622         --          46          576
   Insurance commissions                  81           301          213        23           65
   Car club fees                        --              86           86        --         --
   Trust income                          388           211         --          --          211
   Gains on sale of loans                 93         8,525        8,230        --          295
   Security gains, net                     7            38         --          --           38
   Loan servicing fees                   219           109         --          --          109
   Taxable municipal bond
     securities litigation
     settlement                           51          --           --          --         --
   Other                                 254           348           54        12          282
                                      ------        ------        -----        --        -----

  Total noninterest income            $1,788        10,240        8,583        81        1,576
                                      ======        ======        =====        ==        =====


         The increase in trust income results primarily from an increase in average assets under management. The decrease in gains on sales of loans results from a decline in mortgage loans sold in the secondary market and a decline in SBA loan sales. The $51,000 taxable municipal bond securities litigation settlement represented monies received as a result of losses incurred in 1992 from the sale of certain taxable municipal bonds and is considered nonrecurring.

         Noninterest expenses decreased $4.7 million between reporting periods of 1997 and 1996, substantially all of which can be attributed to the termination of business of Cardinal Credit Corporation and the spin-off of SFNB. Cardinal's noninterest expenses were not impacted by Cardinal Credit Corporation and SFNB for the first six months of 1997 since Cardinal Credit Corporation terminated business on May 14, 1996 and SFNB was spun-off effective May 23, 1996. Below is a table that eliminates the effect of Cardinal Credit Corporation and SFNB from noninterest expenses for the first six months of 1996.

                                                          Six months ended June 30,
                                       -------------------------------------------------------------
                                         1997         1996                                    1996
                                          as           as        Cardinal                      as
(Dollars in thousands)                 reported     reported      Credit        SFNB        adjusted
                                       --------     --------     --------       ----        --------
Noninterest expense:
  Salaries and employee benefits        5,077         6,901        1,321          729         4,851
  Net occupancy expense                   711           976          266           52           658
  Furniture & equipment
     expenses                             803         1,280           91          426           763
  Professional fees                       262           329           41           12           276
  Bank share taxes                        322           271         --              9           262
  FDIC insurance                           53           247         --             30           217
  Amortization of goodwill
     and other intangibles                254           254         --           --             254
  Data processing services                511           701           22          158           521
  Operating supplies                      217           383           50           53           280
  Telephone                               225           387           84           52           251
  Postage and courier                     313           388           49           26           313
  Advertising and business
     development                          472           600           34          152           414
  Transportation, meals
     and lodging                          108           285           21          144           120
  Other                                   989         2,020          712          142         1,166
                                      -------        ------        -----        -----        ------
  Total noninterest expense           $10,317        15,022        2,691        1,985        10,346
                                      =======        ======        =====        =====        ======

         FDIC insurance substantially declined as a result of passage of the Deposit Insurance Funds Act of 1996, which, among other things, decreased the insurance assessments for banks and thrifts. Deposit accounts at Cardinal's subsidiary banks are insured to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and deposit amounts at Cardinal's subsidiary thrift are insured to the applicable limits by the Savings Association Insurance Fund ("SAIF"). Included in the 1997 noninterest expenses are approximately $85,000 in nonrecurring items, primarily legal and consultant fees associated with the pending merger with Area Bancshares Corporation (see footnote 7 to the Notes to Consolidated Financial Statements).

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



                           CONSOLIDATED BALANCE SHEET


         Total assets increased $6.9 million from December 31,1996 to June 30, 1997. Loans, net of unearned income, increased $16.9 million between December 31, 1996 and June 30, 1997 funded primarily by a decline in liquid assets and borrowing from the Federal Home Loan Bank. Deposits were flat from $549.2 million at December 31, 1996 to $550.1 million at June 30, 1997.

                         RISK ELEMENTS IN LOAN PORTFOLIO


         A summary of nonperforming loans and assets follows:

                                                                   (Dollars in thousands)
                                                                June 30,        December 31,
                                                                  1997             1996
                                                                  ----             ----
            Nonaccrual loans                                     $   673            607
            90 days or more past due and
               still accruing                                      2,893            373
                                                                 -------            ---
               Total nonperforming loans                           3,566            980
            Other real estate owned                                   32             18
                                                                 -------            ---
               Total nonperforming assets                        $ 3,598            998
                                                                 =======            ===

            Total nonperforming loans as a
               percentage of period-end net loans                  0.74%          0.21%

            Total nonperforming assets as a per-
               centage of period-end net loans
               and OREO                                            0.74%          0.21%

            Allowance for loan losses to
                period end net loans                               1.39%          1.36%

            Allowance for loan losses to
                nonperforming loans                               189.1%         650.4%


         At June 30, 1997, total impaired loans as recognized under SFAS No. 114 were $1.3 million as compared to $509,000 at December 31, 1996.

         At June 30, 1997, nonperforming loans totaled $3.566 million, an increase of $2.586 million over December 31, 1996. The primary reason for the increase in nonperforming loans was the failure to renew one loan totaling $2.5 million, which is expected to be renewed in August. Documentation requirements, not credit quality concerns, precluded the loan from being renewed in a timely manner. Adjusting Cardinal's nonperforming loans for the $2.5 million renewal loan results in the following ratios:

            Total adjusted nonperforming loans as a
               percentage of period-end net loans                0.22%

            Total adjusted nonperforming assets as a
               percentage of period-end net loans
               and OREO                                          0.23%

            Allowance for loan losses to adjusted
                nonperforming loans                             632.5%


         At June 30, 1997, Cardinal's loan portfolio was comprised of the following:

                 (Dollars in thousands)                                        Percent
                 ---------------------                                         -------
                 Commercial                                 $   53,319           11.0%
                 SBA                                            69,388           14.3%
                 Commercial Real Estate                        109,505           22.6%
                 Residential Real Estate                       172,447           35.6%
                 Consumer                                       79,453           16.5%
                                                             ---------          ------
                 Total                                       $ 484,112          100.0%
                                                             =========          ======

         The commercial loans are primarily locally generated and represent lower middle market business loans. The commercial real estate loans are primarily owner-occupied facilities. The SBA portfolio is largely real estate related. Approximately 73% of the SBA portfolio is related to the hospitality industry. These loans are typically to owner operators of franchised middle or economy class hotels. The hospitality portfolio has been generated utilizing various SBA programs which significantly limit Cardinal's risk related to this industry. Approximately 49% of the SBA loan portfolio is guaranteed by the SBA.

         The consumer loan portfolio is comprised of direct installment loans and indirect automobile loans which are generated and serviced in the local markets served by Cardinal subsidiaries. The indirect loan portfolio at June 30, 1997 totaled approximately $41 million and consisted mainly of used car paper generated in south central and eastern Kentucky. Of the $370,000 in net charge-offs for the six months ended June 30, 1997, $268,000 was attributable to the indirect automobile portfolio or 1.31% of the indirect automobile portfolio (annualized).

                                CAPITAL ADEQUACY

         As of June 30, 1997 stockholders' equity totaled $53.1 million, an increase of $2.8 million since December 31, 1996. Below is a summary of the changes in stockholders' equity between December 31, 1996 and June 30, 1997.

                                                            (Dollars in thousands)
               Balance, December 31, 1996                         $ 50,297
               Issuance of common stock                                279
               Net income                                            3,244
               Dividends paid                                         (640)
               Decrease in net unrealized gain on
                   securities available for sale                       (85)
                                                                  --------
               Balance, June 30, 1997                             $ 53,095
                                                                  ========


         At June 30, 1997, each of Cardinal's financial institution subsidiaries met all applicable regulatory capital requirements. Also at that date, Cardinal had Tier I risk-based capital, total risk based capital and leverage ratios of 10.52%, 11.77% and 7.49%, respectively. All capital ratios are in compliance with regulatory minimum requirements.

                   COMPARATIVE RESULTS FOR THREE MONTHS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996.

         Net income for the three months ended June 30, 1997 was $1.629 million as compared to $4.333 million for the same period in 1996. Excluding the income statement effect of the spin-off of SFNB and the sale of loans and related termination of business of Cardinal Credit Corporation, Cardinal would have reported net income for the second quarter of 1996 of $917,000. Below is a condensed income statement for the three months ended June 30, 1996 that adjusts for the spin-off of SFNB and sale of loans and termination of business of Cardinal Credit Corporation.

                                                     Three months ended June 30,
                                    --------------------------------------------------------------------

(In thousands)                      1997 as         1996 as                                      1996 as
                                    reported        reported           CCC         SFNB         adjusted
                                    --------        --------          -----        ----         --------
Interest income                     $ 13,362          13,864            764         487           12,613
Interest expense                       6,131           6,653            138         303            6,212
                                    --------          ------          -----        ----           ------
Net interest income                    7,231           7,211            626         184            6,401
Provision for loan
   losses                                369             869            319           -              550
                                    --------          ------          -----        ----           ------
Net interest income
   after provision for
   loan losses                         6,862           6,342            307         184            5,851
Noninterest income                       894           9,247          8,356          30              861
Noninterest expense                    5,333           7,418          1,448         693            5,277
                                    --------          ------          -----        ----           ------
Income before
   income taxes                        2,423           8,171          7,215        (479)           1,435
Income taxes                             794           3,838          2,859         461              518
                                    --------          ------          -----        ----           ------

Net income                          $  1,629           4,333          4,356        (940)             917
                                    ========          ======          =====        ====           ======


         Net interest income from adjusted 1996 to reported 1997, reflects an increase in the net interest margin from 4.39% for the second quarter of 1996 to 4.77% for the second quarter of 1997.

         Management provided $369,000 in provision for loan losses for the three months ended June 30, 1997 as compared to the adjusted $550,000 for the comparable period in 1996. The decline between periods is primarily the result in a decline in the level of net charge-offs. Net charge-offs for the three months ended June 30, 1997 were $251,000 as compared to $319,000 for the same period in 1996.

         Noninterest income and noninterest expense were relatively flat between reporting periods. Included in the noninterest expenses for the second quarter of 1997 were approximately $85,000 of nonrecurring items that are primarily attributable to the pending merger with Area Bancshares Corporation (see
Note 8, Notes to Consolidated Financial Statements).




                            NEW ACCOUNTING STANDARDS


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

         SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Cardinal does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

         SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. This Statement contains no change in disclosure requirements for companies that were subject to previously existing requirements. This Statement was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements.

         This Statement is effective for financial statements for periods ending after December 15, 1997. The implementation of this Statement will not have a material effect on Cardinal's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

        SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to shareholders. This Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measures their performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

Part II.          Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders

         On May 1, 1997, Cardinal held an annual meeting of stockholders to elect seven directors for a one year term. Set forth below is a list of the directors elected, along with the number of votes cast for or withheld for each nominee. There were no abstentions or broker non-votes.

            Samuel A. B. Boone             For:                 1,385,903
                                           Withheld:            7,055

            James M. Hill, IV              For:                 1,391,958
                                           Withheld:            1,000

            Loyd G. Jasper                 For:                 1,391,958
                                           Withheld:            1,000

            Ryan R. Mahan                  For:                 1,391,958
                                           Withheld:            1,000

            John S. Penn                   For:                 1,391,958
                                           Withheld:            1,000

            Ronald C. Switzer              For:                 1,391,958
                                           Withheld:            1,000


         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K -- Cardinal Bancshares, Inc. filed one report on Form 8-K during the quarter ended June 30, 1997. The report, dated May 9, 1997, contained (i) the press release, dated May 1, 1997, announcing that Cardinal had entered into an agreement to merge with Area Bancshares Corporation and (ii) the agreement and Plan of Merger, dated as of May 1, 1997, by and between Area Bancshares Corporation and Cardinal Bancshares, Inc.

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


                                      CARDINAL BANCSHARES, INC.



                                      /s/ John S. Penn
                                      -----------------------------------
                                      John S. Penn
                                      President & Chief Executive Officer



                                      /s/ Jack H. Brown
                                      ------------------------------------
                                      Jack H. Brown
                                      Chief Financial Officer
                                      Principal Accounting Officer

Date:  August 6, 1997